Form 10-Q
period 1997-06-30
SAXTON INC
filed 1997-08-14
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1997

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          the transition period from to

                         Commission File Number: 1-14488

                               SAXTON INCORPORATED
             (Exact name of Registrant as specified in its charter)

             NEVADA                                     88-0223654
             (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization              Identification No.)

                       5440 WEST SAHARA AVE., THIRD FLOOR
                             LAS VEGAS, NEVADA 89102
                                 (702) 221-1111
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


                               YES         NO   X
                                   -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of August 13, 1997 was 7,619,142.

                               SAXTON INCORPORATED
                                    FORM 10-Q

                                                                             PAGE NUMBER
                                                                             -----------
PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Condensed Consolidated Statements of Income -                       3
                Three and Six Months ended June 30, 1997 and 1996

                Condensed Consolidated Balance Sheets  -                            4
                June 30, 1997 and December 31, 1996

                Condensed Consolidated Statements of Cash Flows -                 5-6
                Six Months ended June 30, 1997 and 1996

                Notes to Condensed Consolidated Financial Statements             7-11

      Item 2.   Management's Discussion and Analysis of                         12-17
                Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                                  18
      Item 2.   Changes in Securities                                              18
      Item 3.   Defaults Upon Senior Securities                                    18
      Item 4.   Submission of Matters to a Vote of Security Holders                18
      Item 5.   Other Information                                                  18
      Item 6.   Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                         19

INDEX TO EXHIBITS and EXHIBITS                                                  20-21

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                               SAXTON INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                 1997          1996           1997            1996
                                                             -----------    -----------    -----------    -----------
                                                                           (PREDECESSOR)                 (PREDECESSOR)
Revenue, including Tax Credit Partnership
  construction revenue of $ 6,605 and $5,528
  for the three months ended June 30, 1997 and 1996
  respectively, and $13,105 and $12,888 for the
  six months ended June 30, 1997 and 1996,
  respectively                                               $    16,189    $    10,026    $    32,729    $    21,206

Costof revenue, including Tax Credit Partnership
  cost of revenue of $4,799 and $4,843 for
  the three months ended June 30, 1997 and 1996,
  respectively, and $9,984 and $10,441 for the
  six months ended June 30, 1997 and 1996,
  respectively                                                    11,832          7,538         24,212         15,803
                                                             -----------    -----------    -----------    -----------

       Gross profit                                                4,357          2,488          8,517          5,403
                                                             -----------    -----------    -----------    -----------

    General and administrative expenses                              853            969          1,647          1,403
    Depreciation and amortization                                    337            228            623            474
                                                             -----------    -----------    -----------    -----------
       Operating income                                            3,167          1,291          6,247          3,526
                                                             -----------    -----------    -----------    -----------

Other income (expense):
  Interest expense, net of interest income of $37
  and $18 for the three months ended June 30, 1997
  and 1996, respectively, and $94 and $36 for the
  six months ended June 30, 1997 and 1996, respectively             (524)          (759)        (1,263)        (1,366)

    Joint venture earnings                                            10             16             10             16
                                                             -----------    -----------    -----------    -----------
       Total other income (expense)                                 (514)          (743)        (1,253)        (1,350)
                                                             -----------    -----------    -----------    -----------

       Income before provision for income taxes                    2,653            548          4,994          2,176

    Provision for income taxes                                       944            146          1,441            597
                                                             -----------    -----------    -----------    -----------

       Net income                                            $     1,709    $       402    $     3,553    $     1,579
                                                             ===========    ===========    ===========    ===========

       Net income per common share (note 6)                  $      0.33    $      0.08    $      0.70    $      0.32
                                                             -----------    -----------    -----------    -----------

       Weighted average common shares outstanding (note 6)     5,137,170      4,933,257      5,043,911      4,933,257
                                                             -----------    -----------    -----------    -----------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                               SAXTON INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997         1996
                                                                      -----------   ------------
                                                                      (UNAUDITED)  (PREDECESSOR)
                              ASSETS
Real estate properties:
  Operating properties, net of accumulated depreciation (note 3)       $  25,881    $  26,051
  Properties in development                                               12,559       10,504
  Land held for future development or sale                                 8,326        2,253
                                                                       ---------    ---------
                    Total real estate properties                          46,766       38,808

Cash and cash equivalents                                                    992        1,590
Due from Tax Credit Partnerships                                          18,000       16,215
Construction contracts receivable, net of allowance for
    doubtful accounts of $421 at June 30, 1997
    and $369 at December 31, 1996                                          3,175          973
Costs and estimated earnings in excess of billings on
   uncompleted contracts (note 4)                                          3,903        2,518
Notes receivable                                                             412          139
Investments in joint ventures                                              1,532        1,332
Due from related parties (note 1)                                            377          610
Prepaid expenses and other assets                                          6,256        5,772
                                                                       ---------    ---------

                    Total assets                                       $  81,413    $  67,957
                                                                       =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses (note 5)                         $  15,384    $  10,545
Tenant deposits and other liabilities                                      2,727          993
Billings in excess of costs and estimated earnings
   on uncompleted contracts (note 4)                                         231          418
Notes payable and capital lease obligations (note 1)                      35,725       39,187
Notes payable to related parties (note1)                                      --        2,446
Subordinated dividend notes (note 1)                                          --        8,077
                                                                       ---------    ---------
                    Total liabilities                                     54,067       61,666

Stockholders' equity (notes 1, 6 and 7)
   Common stock, $.001 par value.  Authorized 50,000,000 shares;
     issued and outstanding 7,619,142 shares at June 30, 1997
     and 4,950,548 shares at December 31, 1996                                 8            5
   Preferred stock, $.001 par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                         --           --
   Additional paid-in capital                                             19,570        1,014
   Retained earnings                                                       7,768        5,100
   Partners' capital                                                          --          172
                                                                       ---------    ---------
                    Total stockholders' equity                            27,346        6,291

Commitments and contingencies (note 8)                                        --           --
                                                                       ---------    ---------

                    Total liabilities and stockholders' equity         $  81,413    $  67,957
                                                                       =========    =========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                               SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ------------------------
                                                                            1997         1996
                                                                          --------   -------------
                                                                                     (PREDECESSOR)
Cash flows from operating activities:
    Net income                                                            $  3,553     $  1,579
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                        623          474
          Gain on sales of commercial properties                            (1,977)        (210)
          Joint venture earnings                                               (10)         (16)
    Changes in operating assets and liabilities:
          Increase in due from Tax Credit Partnerships                      (1,785)      (6,423)
          Increase in construction contracts receivable                     (2,202)         (51)
          Decrease (increase) in costs and estimated earnings
             in excess of billings on uncompleted contracts                 (1,385)       1,164
          Decrease (increase) in residential properties under
             development                                                       920       (2,834)
          Increase in prepaid expenses and other assets                     (2,507)        (890)
          Increase in accounts payable and accrued expenses                  4,839        2,966
          Increase (decrease) in billings in excess of costs and
             estimated earnings on uncompleted contracts                      (187)       2,301
          Increase (decrease) in tenant deposits and other liabilities       1,734         (225)
                                                                          --------     --------

                  Net cash provided by (used in) operating activities        1,616       (2,165)
                                                                          --------     --------

Cash flows from investing activities:
    Expenditures for property acquisitions and improvements                (11,035)      (5,677)
    Payment to purchase partnerships interests (note 1)                     (2,804)          --
    Proceeds from sales of commercial properties                             5,505        1,189
    Increase in due from related parties (note 1)                             (496)        (466)
    Decrease (increase) in notes receivable                                   (273)          91
    Capital contributions to joint ventures                                   (190)          --
                                                                          --------     --------
                  Net cash used in investing activities                     (9,293)      (4,863)
                                                                          --------     --------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                               SAXTON INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             ------------------------
                                                                                1997        1996
                                                                             --------   -------------
                                                                                        (Predecessor)
Cash flows from financing activities:
    Proceeds from issuance of notes payable and capital leases               $  9,896     $ 10,808
    Principal payments on notes payable and capital leases                    (13,494)      (2,316)
    Increase (decrease) in notes payable to related parties (note 1)           (2,446)         250
    Payments on subordinated dividend notes (note 1)                           (2,698)          --
    Net proceeds from issuance of common stock (note 1)                        17,323           --
    Partners' capital contributions                                               819           --
    Distributions paid to partners                                             (2,321)        (248)
                                                                             --------     --------

                Net cash provided by financing activities                       7,079        8,494
                                                                             --------     --------

                Net increase (decrease) in cash and cash equivalents             (598)       1,466
Cash and cash equivalents:
    Beginning of period                                                         1,590          492
                                                                             --------     --------

    End of period                                                            $    992     $  1,958
                                                                             ========     ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net of amounts                 $  1,346     $  1,408
    capitalized
                                                                             ========     ========

    Cash paid during the period for income taxes                             $     --     $     55
                                                                             ========     ========

Non-cash financing and investing activities:
    Deferred offering costs charged against gross proceeds
       of initial public offering  (note 1)                                  $  2,321     $     --
                                                                             ========     ========

    Common stock issued to reduce subordinated dividend notes (note 1)       $  3,650     $     --
                                                                             ========     ========

    Warrants for common stock issued to reduce subordinated
       dividend note obligations (note 1)                                    $  1,000     $     --
                                                                             ========     ========

    Amounts due from related parties offset against
       subordinated dividend notes in satisfaction of the
       respective obligations (note 1)                                       $    729     $     --
                                                                             ========     ========

    Capital lease obligation recorded in connection with
       equipment acquisitions                                                $    136     $     --
                                                                             ========     ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                               SAXTON INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.         DESCRIPTION OF SAXTON INCORPORATED

      Saxton Incorporated (the "Company") is engaged in the acquisition, design, development, construction, ownership and operation of real property located in the greater Las Vegas, Nevada area. The Company's business is comprised of three components: (i) the design, development, construction and sale of single-family homes and properties for its own portfolio; (ii) the performance of design, development and construction services for third parties ("Design-Build Services"); and (iii) property operations and management. The properties consist of industrial buildings, retail centers, apartments, single family homes and land in various phases of development. The Company also has noncontrolling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Summit Hills, Inc., Hillcrest, Inc. and Big Tyme Food Marts, Inc.

      On June 30, 1997, the Company completed its initial public offering (the "Offering") of 2,275,000 shares of common stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development,
(iii) $2.8 million to acquire the interests of various third party partners in certain properties, and (iv) approximately $.8 million for development activities and general corporate purposes.

      Concurrent with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes ("the Notes") were satisfied as follows: (i) approximately $.7 million of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of common stock, and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of common stock. The warrants are exercisable at $9.90 per share if the Company achieves specified levels of after tax net income in 1997 and 1998.

      The accompanying condensed consolidated financial statements present the financial position and results of operations and cash flows of the Company, including the operations of seven general partnerships and three limited partnerships ("Predecessor") that were under the common management and control (or significant ownership) of the Company or its executive officers prior to the Offering. Upon completion of certain transactions consummated by Predecessor and others in connection with the Offering, the Company owns 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


NOTE 2.         BASIS OF PRESENTATION

      The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and six months ended June 30, 1997 and 1996. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited combined financial statements and the notes thereto as of and for the year ended December 31, 1996, which are included in its prospectus dated June 24, 1997.

      The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

NOTE 3. REAL ESTATE OPERATING PROPERTIES

      Real estate operating properties are summarized as follows (in thousands):

                                                       June 30,           December 31,
                                                         1997                 1996
                                                     -----------          ------------
                                                     (unaudited)          (Predecessor)
Cost:
   Buildings                                           $21,260               $21,188
   Tenant Improvements                                     641                   900
    Land                                                 6,410                 6,460
                                                       -------               -------

    Real estate
       operating properties at cost                     28,311                28,548

    Less accumulated depreciation
       and amortization                                 (2,430)               (2,497)
                                                       -------               -------

    Real estate operating
       properties, net                                 $25,881               $26,051
                                                       =======               =======

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


NOTE 4.  CONSTRUCTION CONTRACTS

      Construction contracts receivable include amounts retained pending contract completion aggregating $263,000 at June 30, 1997 and $265,000 at December 31, 1996. Based on anticipated completion dates these retentions are expected to be collected in 1997.

      Accounts payable and accrued expenses includes amounts retained pending subcontract completion aggregating approximately $1,766,000 at June 30, 1997 and $1,220,000 at December 31, 1996.

      Costs and estimated earnings on uncompleted contracts are summarized as follows (in thousands):

                                                            June 30,             December 31,
                                                              1997                   1996
                                                           ----------            -------------
                                                           (unaudited)           (Predecessor)
Costs incurred to date                                      $ 50,971               $ 53,002
Estimated earnings to date                                    14,718                 14,279
                                                            --------               --------
                                                              65,689                 67,281
Less billings to date                                        (62,017)               (65,181)
                                                            --------               --------

Costs and estimated earnings in excess of
      billings, net                                         $  3,672               $  2,100
                                                            ========               ========


Costs and estimated earnings in excess of billings, net, are shown on the accompanying condensed consolidated balance sheets as follows (in thousands):


                                                            June 30,             December 31,
                                                              1997                   1996
                                                           ----------            -------------
                                                           (unaudited)           (Predecessor)
Costs and estimated earnings in excess of
     billings on uncompleted contracts                      $ 3,903               $ 2,518
Billings in excess of costs and estimated
     earnings on uncompleted contracts                         (231)                 (418)
                                                            -------               -------
                                                            $ 3,672               $ 2,100
                                                            =======               =======

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


NOTE 5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

                                                    June 30,             December 31,
                                                      1997                   1996
                                                   ----------            ------------
                                                   (unaudited)          (Predecessor)
     Trade accounts payable                          $10,400               $ 7,585
     Income taxes payable                              3,787                 2,346
     Accrued expenses                                  1,197                   614
                                                     -------               -------
                                                     $15,384               $10,545
                                                     =======               =======


NOTE 6.         EARNINGS PER SHARE DATA

      The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in the fourth quarter of 1997. Basic and diluted earnings per share are equal to the amount presented on the accompanying condensed consolidated statements of income. Earnings per share for the three and six months ended June 30, 1997 and 1996, respectively, are based upon the weighted average number of shares of common stock outstanding as there were no material common stock equivalents outstanding during the period.

NOTE 7.         MANAGEMENT STOCK OPTION PLAN

      On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the granting of options to employees to purchase common stock, up to a maximum of 500,000 shares. On June 30, 1997, 251,800 stock options were awarded to certain executive officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years, commencing one year from the award date, and will expire on June 30, 2007. All stock options were granted at the initial public offering price of $8.25 per share.

NOTE 8.         COMMITMENTS AND CONTINGENCIES

      The Company and two of its principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships was approximately $34.1 million and $26.6 million at June 30, 1997 and December 31, 1996, respectively.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


NOTE 9.  RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure", was issued. This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997. The Company intends to comply with the requirements of this statement.

      In June, 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact of this statement on its financial statements.

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements. The Company is currently assessing the impact of this statement on its financial statements.

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Results of Operations

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

       Revenue. Total revenue increased by $6.2 million, or 62.0%, from $10.0 million for the three months ended June 30, 1996 to $16.2 million for the three months ended June 30, 1997. This was primarily due to an increase in Design-Build Services and increased sales of single-family homes.

       Cost of Revenue. Total cost of revenue increased by $4.3 million, or 57.3%, from $7.5 million for the three months ended June 30, 1996 to $11.8 million for the three months ended June 30, 1997. This was due to the same factors identified above for the increase in total revenue. Gross profit as a percent of revenue increased to 26.9% for the three months ended June 30, 1997 as compared to 24.8% for the comparable period in 1996 primarily due to sales price increases on single-family homes exceeding cost increases.

      General and Administrative Expenses. General and administrative expenses decreased by $116,000, or 12.0%, from $969,000 for the three months ended June 30, 1996 to $853,000 for the three months ended June 30, 1997. This decrease was primarily due to a decrease in legal costs. General and administrative expenses as a percentage of total revenue decreased from 9.7% for the three months ended June 30,1996 to 5.3% for the three months ended June 30, 1997 due to lower expenses and a higher revenue base.

      Depreciation and Amortization. Depreciation and amortization increased by $109,000, or 47.8%, from $228,000 for the three months ended June 30, 1996 to $337,000 for the three months ended June 30, 1997, primarily due to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

      Interest Expense, Net. Interest expense, net, decreased by $235,000, or 31.0%, from $759,000 for the three months ended June 30, 1996 to $524,000 for the three months ended June 30, 1997. This decrease was primarily due to a reduction in the effective rate of interest on borrowings.

      Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes increased by $2.2 million, or 392.7%, from $.5 million for the three months ended June 30, 1996 to $2.7 million for the three months ended June 30, 1997. Income before provision for income taxes as a percentage of total revenue increased from 5.5% for the three months ended June 30, 1996 to 16.4% for the three months ended June 30, 1997.

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

       Revenue. Total revenue increased by $11.5 million, or 54.2%, from $21.2 million for the six months ended June 30, 1996 to $32.7 million for the six months ended June 30, 1997. This was principally attributed to increases in Design-Build Services, and increased sales of single-family homes and commercial properties.

      Cost of Revenue. Total cost of revenue increased by $8.4 million, or 53.2%, from $15.8 million for the six months ended June 30, 1996 to $24.2 million for the six months ended June 30, 1997. This was primarily due to the same factors identified above for the increase in total revenue. Gross Profit as a percent of revenue increased slightly for the six months ended June 30, 1997 to 26.0%, compared to 25.5% for the comparable period in 1996.

      General and Administrative Expenses. General and administrative expenses increased by $200,000, or 14.3%, from $1.4 million for the six months ended June 30, 1996 to $1.6 million for the six months ended June 30, 1997. This increase was principally due to an increase in salary expense associated with an increase in the number of employees related to the Company's increased homebuilding activity and further expansion into certain subcontracting trades. General and administrative expenses as a percentage of total revenue favorably decreased from 6.6% for the six months ended June 30, 1996 to 5.0% for the six months ended June 30, 1997 principally due to a higher revenue base.

      Depreciation and Amortization. Depreciation and amortization increased by $149,000, or 31.4%, from $474,000 for the six months ended June 30, 1996 to $623,000 for the six months ended June 30, 1997, principally due to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

       Interest Expense, Net. Interest expense, net, decreased by $100,000, or 7.1%, from $1.4 million for the six months ended June 30, 1996 to $1.3 million for the six months ended June 30, 1997, principally due to a reduction in the effective interest rate on borrowings during the quarter ended June 30, 1997.

      Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes increased by $2.8 million, or 127.3%, from $2.2 million for the six months ended June 30, 1996 to $5.0 million for the six months ended June 30, 1997. Income before provision for income taxes as a percentage of total revenue increased from 10.3% for the six months ended June 30, 1996 to 15.3% for the six months ended June 30, 1997.

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Liquidity and Capital Resources

      On June 30, 1997, the Company completed its initial public offering of 2,275,000 shares of common stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development; (iii) $2.8 million to acquire the interests of various third-party partners in certain properties, and (iv) approximately $.8 million for development activities and general corporate purposes.

      The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources, except for partner contributions. Management believes that cash generated from operations and funds available from external sources of debt and equity financing, together the cash on hand at June 30, 1997, will be sufficient to provide for its capital requirements for at least the next 12 months.

      Operating Activities. Net cash provided by operating activities was $1.6 million for the six months ended June 30, 1997. Net cash used in operating activities was $2.2 million for the six months ended June 30, 1996. The increase in operating cash flows was primarily due to a higher net income for the six months ended June 30, 1997 and net increases in operating liabilities for the six months ended June 30, 1997.

      Investing Activities. Net cash used in investing activities increased by $4.4 million, or 89.8%, from $4.9 million for the six months ended June 30, 1996 to $9.3 million for the six months ended June 30, 1997. This was primarily due to increased expenditures for property acquisitions and improvements as well as payments to purchase partnership interests from affiliates.

      Financing Activities. Net cash provided by financing activities decreased by $1.4 million, or 16.5%, from $8.5 million for the six months ended June 30, 1996 to $7.1 million for the six months ended June 30, 1997. This was primarily due to reductions in notes payable, offset partly by the net proceeds from the Offering.

      At June 30, 1997, approximately $11.0 million of notes payable mature in 1997 under the provisions of the various agreements. Management expects to be able to negotiate acceptable refinancing alternatives with the applicable lenders, however, there can be no assurance that the Company will successfully do so.

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The Company anticipates that development of portfolio projects during 1997 will cost approximately $9.2 million, which the Company plans to finance through construction financing. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and expects to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing, secured by the property. The Company also expects to purchase approximately $.3 million of construction and computer equipment during 1997.

      In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code. At June 30, 1997, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $18.0 million, representing developer fees and land and construction costs. Of such amount, approximately $7.0 million is payable to the Company by the Tax Credit Partnerships from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $11.0 million is payable to the Company by the Tax Credit Partnerships from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

      The Company is in the final stages of construction of two Tax Credit Projects and in the early stages of development of an additional Tax Credit Project to be known as Rancho Mesa (formerly referred to as Madre Mesa). The Company has received a letter of intent from an investor limited partner to purchase the tax credit equity and a conditional commitment from the Nevada Housing Division to issue bonds in support of the loan for the project. Construction of Rancho Mesa, which is anticipated to commence in the third quarter of 1997, is contingent upon receipt of additional bond allocation, commitments for both construction and permanent financing and the admission of an investor limited partner to the Meadow Mesa Apartments Tax Credit Partnership, which is the partnership that will develop Rancho Mesa. It is anticipated that the estimated total $22.2 million cost of developing Rancho Mesa will be financed in generally the same manner as the Company's other Tax Credit Projects as follows: loan proceeds (59%), partner equity (22%), and deferred fees (19%). The Company's capital contribution, anticipated to be approximately $2.6 million, is expected to be funded as a contribution of a portion of its developer fees. The investor limited partner's equity is expected to be contributed in installments over a period of approximately 24 months. Approximately 65% of such contribution is expected to be funded upon admission of the investor limited partner to the Meadow Mesa Apartments Tax Credit Partnership and the balance is expected to be contributed from time to time when specified conditions are satisfied (i.e., completion of construction, certification of project costs and award of tax credit by the Nevada Housing Division and achievement of specified levels of operating cash flow).

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      The Company has made its capital contributions to the Tax Credit Partnerships which own completed or substantially completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.7 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

Backlog

      The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At June 30, 1997, the Company had 15 homes in backlog, representing an aggregate sales value of approximately $1.3 million. At June 30, 1996, there were 52 homes in backlog, representing an aggregate sales value of approximately $3.7 million.

      The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At June 30, 1996 and June 30, 1997, the Company had backlog under its design-build contracts of approximately $36.4 million and $20.1 million, respectively.

Risks and Related Factors

      Statement of Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted. The Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provide protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Act. The Company desires to take advantage of the "safe-harbor" provisions of the Act.

      The Company wishes to caution readers that, with the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to the highly competitive nature of the real estate industry and its sensitivity to changes in general economic conditions, the Company's dependence on the greater Las Vegas, Nevada area, the risks of homebuilding and other real estate development, real estate investment risks, the risks of indebtedness and the inability to obtain future financing, regulatory and environmental risks, risks associated with growth and other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results during fiscal 1997 and beyond and cause such results to differ materially from those expressed in any forward-looking statement made by the Company.

Part I.     FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations


      Variability of Results: Seasonality. The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others (i) the timing of home and other property sale closings;
(ii) the Company's ability to continue to acquire land and options thereon on acceptable terms; (iii) the timing of the receipt of regulatory approvals for the construction of homes and other development projects; (iv) the condition of the real estate market and the general economic conditions in the greater Las Vegas, Nevada area; (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties; (vi) the timing of the completion of construction of the Company's homes and other portfolio properties; and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on home-building activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close their new home purchase either prior to the start of a new school year or prior to the end of year holiday season.

Part II.  OTHER INFORMATION



Item 1.  Legal Proceedings

      None.


Item 2.  Changes in Securities

      None.


Item 3.  Defaults Upon Senior Securities

      None.


Item 4.  Submissions of Matters to a Vote of Security Holders

      None.


Item 5.  Other Information

      None.


Item 6.  Exhibits and Reports on Form 8-K.

      Refer to Index on page 20 of this filing.

Part II.  OTHER INFORMATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SAXTON INCORPORATED



Dated:  August 14, 1997      By: /s/ JAMES C. SAXTON
                                ----------------------------------------
                                 James C. Saxton
                                 Chairman, President and Chief
                                 Executive Officer (Principal Executive
                                 Officer)


                             By: /s/ DOUGLAS W. HENSLEY
                                ----------------------------------------
                                 Douglas W. Hensley
                                 Executive Vice-President and
                                 Chief Financial Officer (Principal
                                 Financial and Accounting Officer)

Part II.  OTHER INFORMATION


                                INDEX TO EXHIBITS


                                                                          SEQUENTIALLY
EXHIBIT                                                                     NUMBERED
NUMBER                  DESCRIPTION                                           PAGE
------                  -----------                                       ------------
27            Financial Data Schedule.                                         21