Form 10-Q
period 1997-09-30
SAXTON INC
filed 1997-11-14
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1997

                                       or

             { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXHANGE ACT OF 1934


                For the transition period from _______ to _______

                         Commission File Number: 0-22299

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


                    YES   X           NO
                       -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of November 14, 1997 was 7,619,142.

                                     SAXTON INCORPORATED
                                          FORM 10-Q

PART I.        FINANCIAL INFORMATION                                         PAGE NUMBER
     Item 1.   Financial Statements

         Condensed Consolidated Statements of Income -                             3
         Three and Nine Months ended September 30, 1997 and 1996

         Condensed Consolidated Balance Sheets  -                                  4
         September 30, 1997 and December 31, 1996

         Condensed Consolidated Statements of Cash Flows -                       5-6
         Nine Months ended September 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements                   7-11

     Item 2.   Management's Discussion and Analysis of                         12-16
               Financial Condition and Results of Operations

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                                  17

     Item 2.   Changes in Securities                                              17

     Item 3.   Defaults Upon Senior Securities                                    17

     Item 4.   Submission of Matters to a Vote of Security Holders                17

     Item 5.   Other Information                                                  17

     Item 6.   Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                        18

INDEX TO EXHIBITS and EXHIBITS                                                 19-20

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                               SAXTON INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               ----------------------------      ----------------------------
                                                                  1997             1996             1997             1996
                                                               -----------      -----------      -----------      -----------
                                                                               (PREDECESSOR)                     (PREDECESSOR)
Revenue, including Tax Credit Partnership
   construction revenue of  $3,770 and $11,692
   for the three months ended September 30, 1997 and 1996
   respectively, and $16,876 and $24,580 for the
   nine months ended September 30, 1997 and 1996,
   respectively                                                $    13,352      $    21,119      $    46,081      $    42,325

Cost of revenue, including Tax Credit Partnership
   cost of revenue of  $3,321 and $9,740
   for the three months ended September 30, 1997 and 1996
   respectively, and $13,304 and $20,181 for the
   nine months ended September 30, 1997 and 1996,
   respectively                                                      9,677           16,757           34,246           32,560
                                                               -----------      -----------      -----------      -----------

    Gross profit                                                     3,675            4,362           11,835            9,765
                                                               -----------      -----------      -----------      -----------

   General and administrative expenses                                 783              953            1,876            2,356
   Depreciation and amortization                                       360              282              983              756
                                                               -----------      -----------      -----------      -----------
     Operating income                                                2,532            3,127            8,976            6,653
                                                               -----------      -----------      -----------      -----------

Other income (expense):
   Interest expense, net of interest income of  $15 and
     $25 for the three months ended September 30, 1997 and
     1996, respectively, and $109 and $61 for the
     nine months ended September 30, 1997 and 1996,
     respectively                                                     (727)            (635)          (2,187)          (2,001)
   Joint venture earnings (loss)                                        26              (33)              36              (17)
                                                               -----------      -----------      -----------      -----------
     Total other income (expense)                                     (701)            (668)          (2,151)          (2,018)
                                                               -----------      -----------      -----------      -----------

     Income before provision for income taxes                        1,831            2,459            6,825            4,635

   Provision for income taxes                                          615              684            2,056            1,281
                                                               -----------      -----------      -----------      -----------

    Net income                                                 $     1,216      $     1,775      $     4,769      $     3,354
                                                               ===========      ===========      ===========      ===========

    Net income per common share (note 7)                       $      0.16      $      0.36      $      0.81      $      0.68
                                                               -----------      -----------      -----------      -----------

    Weighted average common shares outstanding (note 7)          7,619,142        4,937,016        5,911,446        4,934,519
                                                               ===========      ===========      ===========      ===========




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                          SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                             SEPTEMBER 30,     DECEMBER 31,
                                     ASSETS                                      1997              1996
                                                                             ------------      -------------
                                                                              (UNAUDITED)      (PREDECESSOR)
Real estate properties:
  Operating properties, net of accumulated depreciation (note 3)                $25,866          $26,051
  Properties in development                                                      12,157           10,504
  Land held for future development or sale (note 5)                               8,266            2,253
                                                                                -------          -------
                    Total real estate properties                                 46,289           38,808

Cash and cash equivalents                                                         1,154            1,590
Due from Tax Credit Partnerships                                                 18,121           16,215
Construction contracts receivable, net of allowance for
    doubtful accounts of $421 at September 30, 1997
    and $369 at December 31, 1996                                                 1,034              973
Costs and estimated earnings in excess of billings on
   uncompleted contracts (note 4)                                                 6,444            2,518
Notes receivable                                                                  1,667              139
Investments in joint ventures (note 6)                                            1,559            1,332
Due from related parties (notes 1 & 6)                                              349              610
Prepaid expenses and other assets                                                 7,375            5,772
                                                                                -------          -------

                    Total assets                                                $83,992          $67,957
                                                                                =======          =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $10,572          $10,545
Tenant deposits and other liabilities                                             2,838              993
Billings in excess of costs and estimated earnings
   on uncompleted contracts (note 4)                                                198              418
Notes payable and capital lease obligations (notes 1 & 5)                        39,617           39,187
Notes payable to related parties (note 6)                                         2,205            2,446
Subordinated dividend notes (note 1)                                                 --            8,077
                                                                                -------          -------
                    Total liabilities                                            55,430           61,666

Stockholders' equity (notes 1, 7, 8 & 10)
   Common stock, $.001 par value.  Authorized 50,000,000 shares;
     issued and outstanding 7,619,142 shares at September 30, 1997
     and 4,950,548 shares at December 31, 1996                                        8                5
   Preferred stock, $.001 par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                                --               --
   Additional paid-in capital                                                    19,570            1,014
   Retained earnings                                                              8,984            5,100
   Partners' capital                                                                 --              172
                                                                                -------          -------
                    Total stockholders' equity                                   28,562            6,291

Commitments and contingencies (note 9)                                               --               --
                                                                                -------          -------

                    Total liabilities and stockholders' equity                  $83,992          $67,957
                                                                                =======          =======



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements



                               SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ---------------------------
                                                                                   1997               1996
                                                                                 --------           --------
                                                                                                  (PREDECESSOR)
Cash flows from operating activities:
    Net income                                                                   $  4,769           $  3,354
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                              983                756
           Gain on sales of commercial properties                                  (3,126)              (759)
           Joint venture (earnings) loss                                              (36)                17
           Gain on sale of Joint Venture (note 6)                                    (255)              --
    Changes in operating assets and liabilities:
           Increase in due from Tax Credit Partnerships                            (1,906)            (5,703)
           Increase in construction contracts receivable                              (61)              (662)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted contracts                       (3,926)            (1,771)
           Decrease (increase) in residential properties under
              development                                                           1,720             (3,729)
           Increase in prepaid expenses and other assets                           (3,966)            (2,379)
           Increase in accounts payable and accrued expenses                           27              4,323
           Increase (decrease) in billings in excess of costs and
              estimated earnings on uncompleted contracts                            (220)             1,036
           Increase (decrease) in tenant deposits and other liabilities             1,845               (141)
                                                                                 ========           ========

                     Net cash used in operating activities                         (4,152)            (5,658)
                                                                                 --------           --------

Cash flows from investing activities:
    Expenditures for property acquisitions and improvements                       (11,670)            (6,005)
    Payment to purchase partnerships interests (note 1)                            (2,804)              --
    Proceeds from sales of commercial properties                                    5,906              2,795
    Increase in due from related parties (notes 1 & 6)                               (213)              (434)
    Decrease (increase) in notes receivable                                          (488)             1,965
    Capital contributions to joint ventures                                          (191)              --
                                                                                 ========           ========
                     Net cash used in investing activities                         (9,460)            (1,679)
                                                                                 --------           --------



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                               SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                        1997               1996
                                                                                      --------           --------
                                                                                                      (Predecessor)
Cash flows from financing activities:
    Proceeds from issuance of notes payable and capital leases                        $ 22,680           $ 11,568
    Principal payments on notes payable and capital leases                             (22,386)            (4,725)
    Increase (decrease) in notes payable to related parties (note 1)                      (241)               566
    Payments on subordinated dividend notes (note 1)                                    (2,698)                --
    Net proceeds from issuance of common stock (note 1)                                 17,323                 --
    Partners' capital contributions                                                        819                 --
    Distributions paid to partners                                                      (2,321)              (285)
                                                                                      --------           --------

                     Net cash provided by financing activities                          13,176              7,124
                                                                                      --------           --------

                     Net decrease in cash and cash equivalents                            (436)              (213)
Cash and cash equivalents:
    Beginning of period                                                                  1,590                492
                                                                                      --------           --------

    End of period                                                                     $  1,154           $    279
                                                                                      ========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net of amounts capitalized              $  2,197           $  2,079
                                                                                      ========           ========

    Cash paid during the period for income taxes                                      $     --           $     55
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

    Common stock issued to reduce subordinated dividend notes (note 1)                $  3,650           $     --
                                                                                      ========           ========

    Warrants for common stock issued to reduce subordinated
       dividend note obligations (note 1)                                             $  1,000           $     --
                                                                                      ========           ========

    Amounts due from related parties offset against subordinated
       dividend notes in satisfaction of the respective obligations (note 1)          $    729           $     --
                                                                                      ========           ========

    Properties sold in exchange for note receivable offset by advances
      to related parties (note 6)                                                     $  1,040           $     --
                                                                                      ========           ========

    Note Payable to related parties offset against proceeds from sale
      of interest in a joint venture (note 6)                                         $    500           $     --
                                                                                      ========           ========

    Capital lease obligation recorded in connection with
        equipment acquisitions                                                        $    136           $     --
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

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                               SAXTON INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   DESCRIPTION OF SAXTON INCORPORATED

          Saxton Incorporated (the "Company") is engaged in the acquisition, design, development, construction, ownership and operation of real property located in the greater Las Vegas, Nevada area. The Company's business is comprised of three components: (i) the design, development, construction and sale of single-family homes and properties for its own portfolio; (ii) the performance of design, development and construction services for third parties ("Design-Build Services"); and (iii) property operations and management. The properties consist of industrial buildings, retail centers, apartments, single family homes and land in various phases of development. The Company also has noncontrolling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Summit Hills, Inc., Hillcrest, Inc., Big Tyme Food Marts, Inc. and Georgetown Construction, Inc..

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

          Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes ("the Notes") were satisfied as follows: (i) approximately $.7 million of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of common stock, and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of common stock. The warrants are exercisable at $9.90 per share if the Company achieves specified levels of after tax net income in 1997 and 1998.

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

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements



NOTE 2.   BASIS OF PRESENTATION

          The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1997 and 1996. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited combined financial statements and the notes thereto as of and for the year ended December 31, 1996, which are included in its prospectus dated June 24, 1997.

          The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variability of Results: Seasonality".

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

NOTE 3.   REAL ESTATE OPERATING PROPERTIES

          Real estate operating properties are summarized as follows (in thousands):


                                              September 30, 1997    December 31, 1996
                                                (unaudited)           (Predecessor)
                                              ------------------    -----------------
Cost:
 Buildings                                        $ 21,136             $ 21,188
 Tenant Improvements                                   866                  900
 Land                                                6,470                6,460
                                                  --------             --------

Real estate
 operating properties at cost                       28,472               28,548

Less accumulated depreciation
 and amortization                                   (2,606)              (2,497)
                                                  --------             --------

Real estate operating
 properties, net                                  $ 25,866             $ 26,051
                                                  ========             ========

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements



NOTE 4.   CONSTRUCTION CONTRACTS

          Construction contracts receivable includes amounts retained pending contract completion aggregating $309,000 at September 30, 1997 and $265,000 at December 31, 1996. Based on anticipated completion dates these retentions are expected to be collected within the next twelve months.

          Accounts payable and accrued expenses includes amounts retained pending subcontract completion aggregating approximately $1,858,000 at September 30, 1997 and $1,220,000 at December 31, 1996.

          Costs and estimated earnings on uncompleted contracts and in excess of billings, net, are shown on the accompanying condensed consolidated balance sheets as follows (in thousands):


                                                   September 30, 1997        December 31, 1996
                                                      (unaudited)             (Predecessor)
                                                   ------------------        -----------------
Costs incurred to date                                  $ 57,430                 $ 53,002
Estimated earnings to date                                16,401                   14,279
                                                        --------                 --------
                                                          73,831                   67,281
Less billings to date                                    (67,585)                 (65,181)
                                                        --------                 --------
Costs and estimated earnings in excess of
 billings, net                                          $  6,246                 $  2,100
                                                        ========                 ========




                                                  September 30, 1997       December 31, 1996
                                                      (unaudited)            (Predecessor)
                                                  ------------------       -----------------
Costs and estimated earnings in excess of
 billings on uncompleted contracts                      $ 6,444                 $ 2,518
Billings in excess of costs and estimated
 earnings on uncompleted contracts                         (198)                   (418)
                                                        -------                 -------

                                                        $ 6,246                 $ 2,100
                                                        =======                 =======

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


NOTE 5.   NOTES PAYABLE

          On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined (8.5% at September 30, 1997), mature on August 1, 1998, and require the Company to pay a loan fee of .25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of September 30, 1997, the Company had outstanding indebtedness of $2,898,000, and available borrowings of $2,102,000, under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

          On July 31, 1997, the Company entered into various notes payable representing borrowings in the amount of $6,600,000 from various unaffiliated individuals. The notes mature on July 31, 1998 and bear interest at 15%, payable monthly. These notes are secured by first trust deeds on certain real property.

NOTE 6.   TRANSACTIONS WITH RELATED PARTIES

          On August 1, 1997, the Company entered into an unsecured note payable with a director of the Company in the amount of $1,000,000 bearing interest at 12% payable monthly, and a maturity date of August 1, 1998. This note is guaranteed by two of the principal stockholders of the Company. Interest expensed and paid on this note for the three and nine months ended September 30, 1997 was $20,000.

          On August 27, 1997, the Company entered into an unsecured note payable with a principal stockholder in the amount of $721,000, bearing interest at 18% payable monthly, and a maturity date of November 27, 1997. Interest incurred and paid on this note for the three and nine months ended September 30, 1997 was $11,000.

          On September 30, 1997, the Company entered into a transaction with a principal stockholder in which the Company sold its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000, and the net gain of $255,000 is included in "Other Revenue" on the condensed consolidated statements of income. The sales price consisted of a cash payment of $500,000, and a note receivable of $255,000 from this principal stockholder. The note receivable bears interest at 10.25% and matures on September 30, 1998.

NOTE 7.   EARNINGS PER SHARE DATA

          The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in the fourth quarter of 1997. Basic and diluted earnings per share are equal to the amount presented on the accompanying condensed consolidated statements of income. Earnings per share for the three and nine months ended September 30, 1997 and 1996, respectively, are based upon the weighted average number of shares of common stock outstanding as there were no material common stock equivalents outstanding during the period.

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements



NOTE 8.   MANAGEMENT STOCK OPTION PLAN

          On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the granting of options to employees to purchase common stock, up to a maximum of 500,000 shares. As of September 30, 1997, the Company has awarded an aggregate of 269,150 stock options to certain executive officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years, commencing one year from the award date, and will expire between June 30, 2007 and September 30, 2007. All stock options were granted at the initial public offering price of $8.25 per share.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          The Company and two of its principal stockholders are guarantors on construction loans relating to tax credit partnerships. Total construction loans payable for these tax credit partnerships was approximately $42.0 million and $26.6 million at September 30, 1997 and December 31, 1996, respectively.

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

          The Company intends to comply with the requirements of these three statements. Management does not expect the adoption of these statements to result in disclosures that are materially different from these disclosures currently required.

Part I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Result of Operations

Results of Operations
---------------------

          The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

          Revenue. Total revenue was $13.4 million for the three months ended September 30, 1997, representing a $7.7 million, or 36.5%, decrease from $21.1 million for the three months ended September 30, 1996. This was primarily due to greater construction activity during the quarter ended September 30, 1996 involving two multi-family communities, compared to the quarter ended
September 30, 1997 during which such activity involved only one multi-family community. In addition, a larger single family residential community was being sold during the third quarter of 1996 as compared to the single family residential community being sold in the third quarter of 1997.

          Cost of Revenue. Total cost of revenue was $9.7 million for the three months ended September 30, 1997, representing a $7.1 million, or 42.3%, decrease from $16.8 million for the three months ended September 30, 1996. This was due to the same factors explained above for revenue. Gross profit as a percent of revenue increased to 27.6% for the three months ended September 30, 1997 as compared to 20.4% for the comparable period in 1996 primarily due to a higher gross profit margin on the sale of a commercial property.

          General and Administrative Expenses. General and administrative expenses was $783,000 for the three months ended September 30, 1997, representing a $170,000, or 17.8%, decrease from $953,000 for the three months ended September 30, 1996. This was primarily due to lower marketing costs in connection with the smaller single family residential community developed and sold during 1997. General and administrative expenses as a percentage of total revenue was 5.8% for the three months ended September 30, 1997 as compared to 4.5% for the three months ended September 30, 1996. This was principally attributed to a lower revenue base.

          Depreciation and Amortization. Depreciation and amortization was $360,000 for the three months ended September 30, 1997, representing a $78,000, or 27.7%, increase from $282,000 for the three months ended September 30, 1996. This was primarily due to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

          Interest Expense, Net. Interest expense, net, was $727,000 for the three months ended September 30, 1997, representing a $92,000 or 14.5%, increase from $635,000 for the three months ended September 30, 1996. This was primarily due to higher borrowings.

          Income Before Provision for Income Taxes. As a result of the foregoing factors, income before income taxes was $1.8 million for the three months ended September 30, 1997, representing a $700,000, or 28.0%, decrease from $2.5 million for the three months ended September 30, 1996. Income before income taxes as a percentage of total revenue was 13.4% for the three months ended September 30, 1997 as compared to 11.8% for the three months ended September 30, 1996.

Part I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Result of Operations


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

          Revenue. Total revenue was $46.1 million for the nine months ended September 30, 1997, representing a $3.8 million, or 9.0%, increase from $42.3 million for the nine months ended September 30, 1996. This was principally attributed to increased sales of single family homes and commercial properties.

          Cost of Revenue. Total cost of revenue was $34.2 million for the nine months ended September 30, 1997, representing a $1.6 million, or 4.9%, increase from $32.6 million for the nine months ended September 30, 1996. This was primarily due to the same factors explained above for the increase in total revenue. Gross Profit as a percent of revenue was 25.8% for the nine months ended September 30, 1997, as compared to 22.9% for the comparable period in 1996 primarily due to higher gross profit margin on the sale of commercial properties.

          General and Administrative Expenses. General and administrative expenses was $1.9 million for the nine months ended September 30, 1997, representing a $500,000, or 20.8%, decrease from $2.4 million for the nine months ended September 30, 1996. This was principally due to a larger proportion of overhead and general costs that directly related to production and development activity during the nine months ended September 30, 1997 as compared to the same period in 1996. General and administrative expenses as a percentage of total revenue was 4.1% for the nine months ended September 30, 1997 a favorable decrease from the 5.7% for the nine months ended September 30, 1996. This was primarily due to a higher revenue base.

          Depreciation and Amortization. Depreciation and amortization was $983,000 for the nine months ended September 30, 1997, representing a $227,000, or 30.0%, increase from $756,000 for the nine months ended September 30, 1996. This was principally attributed to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

          Interest Expense, Net. Interest expense, net, was $2.2 million for the nine months ended September 30, 1997, representing a $200,000, or 10.0%, increase from $2.0 million for the nine months ended September 30, 1996. This was principally due to higher borrowings.

          Income Before Provision for Income Taxes. As a result of the foregoing factors, income before income taxes was $6.8 million for the nine months ended September 30, 1997, representing a $2.2 million, or 47.8% increase, from $4.6 million for the nine months ended September 30, 1996. Income before income taxes as a percentage of total revenue was 14.8% for the nine months ended September 30, 1997 a favorable increase over the 10.9% for the nine months ended September 30, 1996.

Part I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Result of Operations


Liquidity and Capital Resources
-------------------------------

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

          The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with the cash on hand at September 30, 1997, will be sufficient to provide for its capital requirements for at least the next 12 months.

          The Company has entered into various transactions with related parties during the period ended September 30, 1997. All such material transactions have been approved by at least a majority of the Board of Directors of the Company, including a majority of the disinterested members of the Board of Directors and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

          Operating Activities. Net cash used in operating activities was $4.1 million for the nine months ended September 30, 1997. Net cash used in operating activities was $5.7 million for the nine months ended September 30, 1996. This $1.6 million increase in operating cash flow was primarily due to higher net income for the nine months ended September 30, 1997.

          Investing Activities. Net cash used in investing activities was $9.5 million for the nine months ended September 30, 1997, representing a $7.8 million increase from $1.7 million for the nine months ended September 30, 1996. This was primarily due to an increase in expenditures for property acquisitions and improvements as well as payments to purchase partnership interests from affiliates.

          Financing Activities. Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 1997, representing a $6.1 million increase from $7.1 million for the nine months ended September 30, 1996. This was primarily due to net proceeds from the Company's initial public offering, offset in part by reductions in notes payable and subordinated dividend notes.

          As of September 30, 1997, approximately $4.7 million of notes payable will mature in the fourth quarter of 1997 under the provisions of the various agreements. Management expects to be able to negotiate acceptable refinancing alternatives with the applicable lenders, however, there can be no assurance that the Company will successfully do so.

Part I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Result of Operations



          The Company anticipates that development of portfolio projects during the next twelve months will cost approximately $9.1 million, which the Company plans to finance through construction financing. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and expects to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing, secured by the property.

          In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code. At September 30, 1997, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $18.1 million, representing developer fees and land and construction costs. Of such amount, approximately $5.3 million is payable to the Company by the Tax Credit Partnerships from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $12.8 million is payable to the Company by the Tax Credit Partnerships from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

          The Company has made its capital contributions to the Tax Credit Partnerships which own completed or substantially completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.7 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

Backlog
-------

          The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At September 30, 1997, the Company had 20 homes in backlog, representing an aggregate sales value of approximately $1.7 million.

          The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At September 30, 1997, the Company had backlog under its design-build contracts of approximately $33.0 million.

Part I.     FINANCIAL INFORMATION
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Result of Operations


Risks and Related Factors
-------------------------

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

Refer to Index on page 19 of this filing.

Part II. OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAXTON INCORPORATED



November 14, 1997                          By:________________________________
                                              James C. Saxton
                                              Chairman, President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


                                           By:________________________________
                                              Douglas W. Hensley Executive
                                              Vice-President and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

Part II. OTHER INFORMATION


                                INDEX TO EXHIBITS


                                                               SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER                        DESCRIPTION                          PAGE
-------                       -----------                      ------------
27            Financial  Data Schedule.                             20