Form 10-Q/A
period 1997-09-30
SAXTON INC
filed 1998-04-13
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of November 14, 1997 was 7,619,142.

                               SAXTON INCORPORATED
                                   FORM 10-Q/A


                                                                                    PAGE NUMBER
PART I.  FINANCIAL INFORMATION

                Item 1.  Financial Statements

                         Condensed Consolidated Statements of Income -                    3
                         Three and Nine Months ended September 30, 1997 and 1996

                         Condensed Consolidated Balance Sheets  -                         4
                         September 30, 1997 and December 31, 1996

                         Condensed Consolidated Statements of Cash Flows -              5-6
                         Nine Months ended September 30, 1997 and 1996

                         Notes to Condensed Consolidated Financial Statements           7-9

                Item 2.  Management's Discussion and Analysis of                      10-13
                         Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

                Item 1.  Legal Proceedings                                               13

                Item 2.  Changes in Securities                                           13

                Item 3.  Defaults Upon Senior Securities                                 13

                Item 4.  Submission of Matters to a Vote of Security Holders             13

                Item 5.  Other Information                                               13

                Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                               14

INDEX TO EXHIBITS and EXHIBITS                                                        15-17

Part I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                               SAXTON INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands except share and per share amounts)
                                   (unaudited)


                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                               -----------------------------       -----------------------------
                                                                  1997              1996              1997               1996
                                                               -----------       -----------       -----------       -----------
                                                                                (PREDECESSOR)                        (PREDECESSOR)
Revenue, including Tax Credit Partnership
  construction revenue of $3,770 and $11,692
  for the three months ended September 30, 1997 and 1996
  respectively, and $16,876 and $24,580 for the
  nine months ended September 30, 1997 and 1996,
  respectively                                                 $    12,130       $    21,119       $    44,859       $    42,325

Cost of revenue, including Tax Credit Partnership
  cost of revenue of $3,321 and $9,740
  for the three months ended September 30, 1997 and 1996
  respectively, and $13,304 and $20,181 for the
  nine months ended September 30, 1997 and 1996,
   respectively                                                      9,677            16,757            34,246            32,560
                                                               -----------       -----------       -----------       -----------

    Gross profit                                                     2,453             4,362            10,613             9,765

   General and administrative expenses                                 783               953             1,876             2,356
   Depreciation and amortization                                       360               282               983               756
                                                               -----------       -----------       -----------       -----------
     Operating income                                                1,310             3,127             7,754             6,653
                                                               -----------       -----------       -----------       -----------

Other income (expense):
   Interest expense, net of interest income of $698 and
    $25 for the three months ended September 30, 1997 and
    1996, respectively, and $792 and $61 for the
     nine months ended September 30, 1997 and 1996,
     respectively                                                      (44)             (635)           (1,504)           (2,001)
   Joint venture earnings (loss)                                        26               (33)               36               (17)
                                                               -----------       -----------       -----------       -----------
     Total other income (expense)                                      (18)             (668)           (1,468)           (2,018)
                                                               -----------       -----------       -----------       -----------

Income before provision for income taxes                             1,292             2,459             6,286             4,635

Provision for income taxes                                             431               684             1,872             1,281
                                                               -----------       -----------       -----------       -----------

Net income                                                     $       861       $     1,775       $     4,414       $     3,354
                                                               ===========       ===========       ===========       ===========

Net income per common share (note 7)                           $      0.11       $      0.36       $      0.75       $      0.68
                                                               ===========       ===========       ===========       ===========

Weighted average common shares outstanding (note 7)              7,619,142         4,937,016         5,911,446         4,934,519
                                                               ===========       ===========       ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                               SAXTON INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)


                                                                         SEPTEMBER 30,      DECEMBER 31,
                                     ASSETS                                  1997              1996
                                                                          ----------        ----------
                                                                          (UNAUDITED)      (PREDECESSOR)
Real estate properties:
  Operating properties, net of accumulated depreciation (note 3)          $   25,866        $   26,051
  Properties in development                                                   12,157            10,504
  Land held for future development or sale (note 5)                            8,266             2,253
                                                                          ----------        ----------
                    Total real estate properties                              46,289            38,808

Cash and cash equivalents                                                      1,154             1,590
Due from Tax Credit Partnerships                                              18,804            16,215
Construction contracts receivable, net of allowance for
    doubtful accounts of $421 at September 30, 1997
    and $369 at December 31, 1996                                              2,074               973
Costs and estimated earnings in excess of billings on
   uncompleted contracts (note 4)                                              5,834             2,518
Notes receivable                                                                 627               139
Investments in joint ventures (note 6)                                         1,559             1,332
Due from related parties (notes 1 & 6)                                           349               610
Prepaid expenses and other assets                                              7,375             5,772
                                                                          ----------        ----------

                    Total assets                                          $   84,065        $   67,957
                                                                          ==========        ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $   10,388        $   10,545
Tenant deposits and other liabilities                                          2,838               993
Billings in excess of costs and estimated earnings
   on uncompleted contracts (note 4)                                             810               418
Notes payable and capital lease obligations (notes 1 & 5)                     39,617            39,187
Notes payable to related parties (note 6)                                      2,205             2,446
Subordinated dividend notes (note 1)                                              --             8,077
                                                                          ----------        ----------
                    Total liabilities                                         55,858            61,666

Stockholders' equity (notes 1, 7, 8 & 10)
   Common stock, $.001 par value.  Authorized 50,000,000 shares;
     issued and outstanding 7,619,142 shares at September 30, 1997
     and 4,950,548 shares at December 31, 1996                                     8                 5
   Preferred stock, $.001 par value. Authorized 5,000,000 shares;
     no shares issued and outstanding                                             --                --
   Additional paid-in capital                                                 19,570             1,014
   Retained earnings                                                           8,629             5,100
   Partners' capital                                                              --               172
                                                                          ----------        ----------
                    Total stockholders' equity                                28,207             6,291

Commitments and contingencies (note 9)                                            --                --
                                                                          ----------        ----------

                    Total liabilities and stockholders' equity            $   84,065        $   67,957
                                                                          ==========        ==========



     See accompanying notes to condensed consolidated financial statements.

                               SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               -----------------------------
                                                                                  1997               1996
                                                                               ----------         ----------
                                                                                                 (PREDECESSOR)
Cash flows from operating activities:
    Net income                                                                 $    4,414         $    3,354
    Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation and amortization                                              983                756
           Gain on sales of commercial properties                                  (1,816)              (759)
           Joint venture (earnings) loss                                              (36)                17
           Gain on sale of Joint Venture (note 6)                                    (255)                --
    Changes in operating assets and liabilities:
           Increase in due from Tax Credit Partnerships                            (2,589)            (5,703)
           Increase in construction contracts receivable                           (1,101)              (662)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted contracts                       (3,316)            (1,771)
           Decrease (increase) in residential properties under
              development                                                           1,720             (3,729)
           Increase in prepaid expenses and other assets                           (3,966)            (2,379)
           Increase (decrease) in accounts payable and accrued expenses              (157)             4,323
           Increase (decrease) in billings in excess of costs and
              estimated earnings on uncompleted contracts                             392              1,036
           Increase (decrease) in tenant deposits and other liabilities             1,845               (141)
                                                                               ----------         ----------

                     Net cash used in operating activities                         (3,882)            (5,658)
                                                                               ----------         ----------

Cash flows from investing activities:
    Expenditures for property acquisitions and improvements                       (11,540)            (6,005)
    Payment to purchase partnerships interests (note 1)                            (2,804)                --
    Proceeds from sales of commercial properties                                    4,466              2,795
    Increase in due from related parties (notes 1 & 6)                               (213)              (434)
    Decrease (increase) in notes receivable                                           552              1,965
    Capital contributions to joint ventures                                          (191)                --
                                                                               ----------         ----------

                     Net cash used in investing activities                         (9,730)            (1,679)
                                                                               ----------         ----------



     See accompanying notes to condensed consolidated financial statements.

                               SAXTON INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                       1997               1996
                                                                                    ----------        -------------
                                                                                                      (PREDECESSOR)
Cash flows from financing activities:
    Proceeds from issuance of notes payable and capital leases                      $   22,680         $   11,568
    Principal payments on notes payable and capital leases                             (22,386)            (4,725)
    Increase (decrease) in notes payable to related parties (note 1)                      (241)               566
    Payments on subordinated dividend notes (note 1)                                    (2,698)                --
    Net proceeds from issuance of common stock (note 1)                                 17,323                 --
    Partners' capital contributions                                                        819                 --
    Distributions paid to partners                                                      (2,321)              (285)
                                                                                    ----------         ----------

                     Net cash provided by financing activities                          13,176              7,124
                                                                                    ----------         ----------

                     Net decrease in cash and cash equivalents                            (436)              (213)
Cash and cash equivalents:
    Beginning of period                                                                  1,590                492
                                                                                    ----------         ----------

    End of period                                                                   $    1,154         $      279
                                                                                    ==========         ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest, net of amounts capitalized            $    2,197         $    2,079
                                                                                    ==========         ==========

    Cash paid during the period for income taxes                                    $       --         $       55
                                                                                    ==========         ==========

Non-cash financing and investing activities:
    Deferred offering costs charged against gross proceeds of initial
       public offering  (note 1)                                                    $    2,321         $       --
                                                                                    ==========         ==========

    Common stock issued to reduce subordinated dividend notes (note 1)              $    3,650         $       --
                                                                                    ==========         ==========

    Warrants for common stock issued to reduce subordinated
       dividend note obligations (note 1)                                           $    1,000         $       --
                                                                                    ==========         ==========

    Amounts due from related parties offset against subordinated
       dividend notes in satisfaction of the respective obligations (note 1)        $      729         $       --
                                                                                    ==========         ==========

    Properties sold in exchange for note receivable offset by advances
      to related parties (note 6)                                                   $    1,040         $       --
                                                                                    ==========         ==========

    Note Payable to related parties offset against proceeds from sale
      of interest in a joint venture (note 6)                                       $      500         $       --
                                                                                    ==========         ==========

    Capital lease obligation recorded in connection with
        equipment acquisitions                                                      $      136         $       --
                                                                                    ==========         ==========



     See accompanying notes to condensed consolidated financial statements.

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

     Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the "Notes") were satisfied as follows: (i) approximately $.7 million of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of common stock, and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of common stock. The warrants are exercisable at $9.90 per share if the Company achieves specified levels of after tax net income in 1997 and 1998.

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

     The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Variability of Results: Seasonality."

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

NOTE 3.   REAL ESTATE OPERATING PROPERTIES

     Real estate operating properties are summarized as follows (in thousands):

                                                 SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                    (UNAUDITED)       (PREDECESSOR)
                                                    ----------         ----------
               Cost:
                Buildings                           $   21,136         $   21,188
                Tenant Improvements                        866                900
                Land                                     6,470              6,460
                                                    ----------         ----------

               Real estate
                operating properties at cost            28,472             28,548

               Less accumulated depreciation
                and amortization                        (2,606)            (2,497)
                                                    ----------         ----------

               Real estate operating
                properties, net                     $   25,866         $   26,051
                                                    ==========         ==========

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

     Costs and estimated earnings on uncompleted contracts and in excess of billings, net, are shown on the accompanying condensed consolidated balance sheets as follows (in thousands):

                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                 (UNAUDITED)       (PREDECESSOR)
                                                                  --------           --------
               Costs incurred to date                             $ 57,560           $ 53,002
               Estimated earnings to date                           16,489             14,279
                                                                  --------           --------
                                                                    74,049             67,281
               Less billings to date                               (69,025)           (65,181)
                                                                  --------           --------
               Costs and estimated earnings in excess of
                billings, net                                     $  5,024           $  2,100
                                                                  ========           ========


                                                               SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                  (UNAUDITED)         (PREDECESSOR)
                                                                  ----------           ----------
               Costs and estimated earnings in excess of
                billings on uncompleted contracts                 $    5,834           $    2,518
               Billings in excess of costs and estimated
                earnings on uncompleted contracts                       (810)                (418)
                                                                  ----------           ----------

                                                                  $    5,024           $    2,100
                                                                  ==========           ==========

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

NOTE 6.   TRANSACTIONS WITH RELATED PARTIES

     On August 1, 1997, the Company entered into an unsecured note payable with a director of the Company in the amount of $1,000,000, bearing interest at 12% payable monthly and a maturity date of August 1, 1998. This note is guaranteed by two of the principal stockholders of the Company. Interest expensed and paid on this note for the three and nine months ended September 30, 1997 was $20,000.

     On August 27, 1997, the Company entered into an unsecured note payable with a principal stockholder in the amount of $721,000, bearing interest at 18% payable monthly and a maturity date of November 27, 1997. Interest incurred and paid on this note for the three and nine months ended September 30, 1997 was $11,000.

     On September 30, 1997, the Company entered into a transaction with a principal stockholder in which the Company sold its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000, and the net gain of $255,000 is included in "Other income" on the condensed consolidated statements of income. The sales price consisted of a cash payment of $500,000 and a note receivable of $255,000 from this principal stockholder. The note receivable bears interest at 10.25% and matures on September 30, 1998.

NOTE 7.   EARNINGS PER SHARE DATA

     The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the fourth quarter of 1997. Basic and diluted earnings per share are equal to the amount presented on the accompanying condensed consolidated statements of income. Earnings per share for the three and nine months ended September 30, 1997 and 1996, respectively, are based upon the weighted average number of shares of common stock outstanding as there were no material common stock equivalents outstanding during the period.

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

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," was issued. This statement establishes standards for disclosing information about an entity's capital structure and is effective for periods ending after December 15, 1997.

     In June, 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires companies to classify items of other comprehensive income by their nature in an income statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Revenue. Total revenue was $12.1 million for the three months ended September 30, 1997, representing a $9.0 million, or 42.6%, decrease from $21.1 million for the three months ended September 30, 1996. This was primarily due to greater construction activity during the quarter ended September 30, 1996 involving two multi-family communities compared to the quarter ended September 30, 1997 during which such activity involved only one multi-family community. In addition, a larger single family residential community was being sold during the third quarter of 1996 as compared to the single family residential community being sold in the third quarter of 1997.

     Cost of Revenue. Total cost of revenue was $9.7 million for the three months ended September 30, 1997, representing a $7.1 million, or 42.3%, decrease from $16.8 million for the three months ended September 30, 1996. This was due to the same factors explained above for revenue. Gross profit as a percent of revenue decreased slightly to 20.2% for the three months ended September 30, 1997 from 20.4% for the comparable period in 1996.

     General and Administrative Expenses. General and administrative expenses were $783,000 for the three months ended September 30, 1997, representing a $170,000, or 17.8%, decrease from $953,000 for the three months ended September 30, 1996. This was primarily due to lower marketing costs in connection with the smaller single family residential community developed and sold during 1997. General and administrative expenses as a percentage of total revenue was 6.5% for the three months ended September 30, 1997 as compared to 4.5% for the three months ended September 30, 1996. This was principally attributed to a lower revenue base.

     Depreciation and Amortization. Depreciation and amortization was $360,000 for the three months ended September 30, 1997, representing a $78,000, or 27.7%, increase from $282,000 for the three months ended September 30, 1996. This was primarily due to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

     Interest Expense, Net. Interest expense, net, was $44,000 for the three months ended September 30, 1997, representing a $591,000 or 93.1%, decrease from $635,000 for the three months ended September 30, 1996. This was primarily due to $683,000 of interest income from Tax Credit Partnerships (as later defined), which partially offsets by higher borrowings.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before income taxes was $1.3 million for the three months ended September 30, 1997, representing a $1.2 million, or 47.5%, decrease from $2.5 million for the three months ended September 30, 1996. Income before income taxes as a percentage of total revenue was 10.7% for the three months ended September 30, 1997 as compared to 11.8% for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Revenue. Total revenue was $44.9 million for the nine months ended September 30, 1997, representing a $2.6 million, or 6.0%, increase from $42.3 million for the nine months ended September 30, 1996. This was principally attributed to increased sales of single family homes and commercial properties.

     Cost of Revenue. Total cost of revenue was $34.2 million for the nine months ended September 30, 1997, representing a $1.6 million, or 4.9%, increase from $32.6 million for the nine months ended September 30, 1996. This was primarily due to the same factors explained above for the increase in total revenue. Gross profit as a percent of revenue was 23.7% for the nine months ended September 30, 1997, as compared to 22.9% for the comparable period in 1996 primarily due to higher gross profit margins on the sale of commercial properties.

     General and Administrative Expenses. General and administrative expenses was $1.9 million for the nine months ended September 30, 1997, representing a $500,000, or 20.8%, decrease from $2.4 million for the nine months ended September 30, 1996. This was principally due to a larger proportion of overhead and general costs that directly related to production and development activity during the nine months ended September 30, 1997 as compared to the same period in 1996. General and administrative expenses as a percentage of total revenue was 4.2% for the nine months ended September 30, 1997, a favorable decrease from 5.6% for the nine months ended September 30, 1996.

     Depreciation and Amortization. Depreciation and amortization was $983,000 for the nine months ended September 30, 1997, representing a $227,000, or 30.0%, increase from $756,000 for the nine months ended September 30, 1996. This was principally attributed to increases in equipment purchases necessitated by the further expansion into certain subcontracting trades.

     Interest Expense, Net. Interest expense, net, was $1.5 million for the nine months ended September 30, 1997, representing a $500,000, or 25.0%, decrease from $2.0 million for the nine months ended September 30, 1996. This was principally due to $683,000 of interest income from Tax Credit Partnerships, which partially offsets higher borrowings.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before income taxes was $6.3 million for the nine months ended September 30, 1997, representing a $1.7 million, or 35.6% increase, from $4.6 million for the nine months ended September 30, 1996. Income before income taxes as a percentage of total revenue was 14.0% for the nine months ended September 30, 1997, a favorable increase over the 10.9% for the nine months ended September 30, 1996.

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

     Operating Activities. Net cash used in operating activities was $3.9 million for the nine months ended September 30, 1997. Net cash used in operating activities was $5.7 million for the nine months ended September 30, 1996. This $1.8 million increase in operating cash flow was primarily due to higher net income for the nine months ended September 30, 1997.

     Investing Activities. Net cash used in investing activities was $9.7 million for the nine months ended September 30, 1997, representing a $8.0 million increase from $1.7 million for the nine months ended September 30, 1996. This was primarily due to an increase in expenditures for property acquisitions and improvements as well as payments to purchase partnership interests from affiliates.

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

     In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code. At September 30, 1997, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $18.8 million, representing developer fees and land and construction costs. Of such amount, approximately $5.3 million is payable to the Company by the Tax Credit Partnerships from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $13.5 million is payable to the Company by the Tax Credit Partnerships from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

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

     Refer to Index on page 15 of this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAXTON INCORPORATED

April 13, 1998                    By: /s/ JAMES C. SAXTON
                                     -------------------------------------------
                                        James C. Saxton
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive Officer)

                                  By: /s/ DOUGLAS W. HENSLEY
                                     -------------------------------------------
                                        Douglas W. Hensley
                                        Executive Vice-President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
     EXHIBIT                                                       NUMBERED
     NUMBER                  DESCRIPTION                             PAGE
     ------                  -----------                             ----
      27               Financial  Data Schedule.                      16