Form 10-K405
period 1997-12-31
SAXTON INC
filed 1998-04-15
CIK 1014488

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-22299

                              SAXTON INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     NEVADA                                         88-0223654
        (STATE, OR OTHER JURISDICTION OF                          (IRS EMPLOYER
        INCORPORATION, OR ORGANIZATION)                       IDENTIFICATION NUMBER)

         5440 WEST SAHARA AVENUE, THIRD FLOOR, LAS VEGAS, NEVADA 89102
                                 (702) 221-1111
  (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] No. [ ]

     As of March 5, 1998, 7,619,142 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of March 5, 1998 was approximately $17,776,891 based on a closing price of $8.125 for the common stock as reported on the Nasdaq Stock Market on such date. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                           Exhibit index in Item 14.

================================================================================

                              SAXTON INCORPORATED

                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                            ITEM                              PAGE
                            ----                              ----
PART I
  Item 1. Business
     General................................................    1
     Initial Public Offering................................    1
     Development Activities.................................    2
     Design-Build Services..................................    7
     Property Operations and Management.....................   11
     The Reorganization.....................................   12
     Strategies.............................................   14
     Las Vegas Market.......................................   15
     Other Markets..........................................   15
     Competition............................................   15
     Insurance..............................................   15
     Regulatory and Environmental Matters...................   16
     Employees..............................................   17
  Item 2.    Properties.....................................   17
  Item 3.    Legal Proceedings..............................   18
  Item 4.    Submission of Matters to Vote of Security
               Holders......................................   18
PART II
  Item 5.    Market for the Registrant's Common Equity and
               Related Security Holder Matters..............   18
  Item 6.    Selected Financial Data........................   18
  Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations...................................   21
  Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk..................................   29
  Item 8.    Financial Statements and Supplementary Data....   29
  Item 9.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.......   29
PART III
  Item 10.   Directors and Executive Officers of the
               Company......................................   29
  Item 11.   Executive Compensation.........................   31
  Item 12.   Security Ownership of Certain Beneficial Owners
               and Management...............................   35
  Item 13.   Certain Relationships and Related
               Transactions.................................   36
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K..........................   39

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Saxton Incorporated (the "Company") is an integrated real estate development company engaged in the acquisition, design, development, construction, ownership, operation and sale of residential, commercial and industrial properties in the greater Las Vegas, Nevada metropolitan area. The Company's business is comprised of three components: (i) the design, development, construction and sale of single-family homes and properties for its own portfolio ("portfolio properties"); (ii) the performance of design, development and construction services for third parties ("design-build services") and (iii) property operations and management. The properties consist of industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company's principal focus historically has been the design and development of properties for third-party clients and for its own portfolio. Since its inception in 1986, the Company has completed over 125 projects, including professional office buildings, retail and industrial facilities and apartment complexes.

     The Company's development experience and expertise enable it to identify and take advantage of market opportunities and to minimize the risk of real estate cycles. In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. For 1997, the Company was ranked second in the number of units sold for single-family homes priced at $90,000 or less. During 1997, there were over 500 home developments in Clark County, Nevada (which includes Las Vegas). Based on this strong response, management has made a commitment to expand the Company's homebuilding activities and to make them a significant component of its business operations. The Company has six residential community developments in process as of December 31, 1997.

     The Company also provides design-build development services to clients which have included large nationally recognized public companies as well as smaller regional businesses. The Company benefits from a reputation for delivering high quality projects on time and on budget.

     The Company's portfolio of 14 operating properties at December 31, 1997 includes office buildings and retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable.

     The rapid economic growth of Las Vegas and the surrounding areas and the positive demographic trends associated with such growth make Clark County a favorable location for real estate investment and development. Clark County has experienced increasing levels of business and employment over the past decade which have helped drive large increases in population and demand for new construction of both commercial and residential developments. The expansion of gaming has led to population and employment increases that are among the highest in the country. These increases have in turn driven increases in new home sales, apartment rents and occupancy rates. Additionally, a favorable business environment has led to growth of non-gaming businesses and the local population growth has attracted additional retail and service businesses to Clark County leading to increases in commercial rents and occupancy rates.

INITIAL PUBLIC OFFERING

     On June 24, 1997, the Company completed its initial public offering (the "Offering") of 2,275,000 shares of the Company's common stock ("Common Stock") at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development, (iii) $2.8 million to acquire the interests of various third party partners in certain properties and (iv) approximately $800,000 for development activities and general corporate purposes.

     Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the "Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of Common Stock and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock. The warrants were exercisable at $9.90 per share if the Company achieved specified levels of after-tax net income in 1997 and 1998. The actual level of after-tax net income in 1997 was below the specified level and therefore the warrants lapsed. See "-- The Reorganization."

DEVELOPMENT ACTIVITIES

  General

     Land Acquisition. The Company selects land for its home and other development projects based upon a variety of factors, including (i) internally and externally generated demographic and marketing studies, (ii) soil and other physical conditions of the site, (iii) financial and legal reviews as to the feasibility of the proposed project, including projected profitability, (iv) the ability to secure necessary financing and additional governmental approvals and entitlements, (v) environmental due diligence, (vi) competition, (vii) proximity to local traffic corridors and community facilities, (viii) infrastructure requirements for grading, drainage, utilities and streets and (ix) management's judgment and experience as to the real estate market and economic trends in a particular market.

     The Company generally seeks opportunities to purchase undeveloped land and management invests the time and resources to obtain all necessary entitlements to develop the land. By acquiring unentitled land, the Company (i) minimizes its capital investment because the land can generally be purchased at a discount to land with entitlements and because the purchase is generally not consummated until all necessary entitlements are obtained, (ii) realizes greater returns on its investment in land due to the significant value that is added once entitlements are obtained and subdivision or parcel maps are filed and (iii) is provided a greater degree of involvement and control over the design and development process. Once entitlements are obtained, the Company undertakes final engineering, site grading and construction of roads and utilities.

     The Company utilizes contingent purchase agreements and options to control land while it performs its preliminary review. The Company typically obtains all necessary development approvals, completes a satisfactory environmental assessment of the site, secures any necessary financing and completes other due diligence deemed appropriate by the Company prior to becoming obligated to complete the purchase or exercising its option. The use of contingent purchase agreements and options reduces the risks normally associated with the purchase of undeveloped land and reduces the Company's land carrying costs. The Company does not generally inventory undeveloped land; rather, the Company typically acquires land in contemplation of a specific development project, which is scheduled to be completed within six to nine months following the acquisition. In certain cases, however, the Company may acquire a site larger than required for the specified project with the intent of using the balance of the site for future development.

     The Company owns approximately 21 acres for commercial or industrial development and 200 acres for single-family residential development. The Company owned one site containing approximately 10 acres on which the Company has substantially completed the development of single-family detached homes and owns one site containing approximately 92.5 acres zoned for mixed residential development. All of the foregoing property is located in the greater Las Vegas area.

     A portion of the 92.5 acre mixed residential site has been identified by the U.S. Army Corps of Engineers (the "Corps") as jurisdictional wetlands. The Company has obtained a permit from the Corps allowing the Company to proceed to drain the wetlands. The Company has commenced pre-construction development activities with respect to approximately 36 acres of such site.

     The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approval for, consummate the acquisition of and improve suitable parcels of land.

     Construction. The Company currently employs a licensed architect who directs and oversees the preparation of design plans for all of the Company's projects by its design staff. Engineering plans are prepared by consultants retained by the Company. The Company acts as the general contractor for all of its development projects and each is assigned a project manager with responsibility for all planning, scheduling and budgeting operations and an on-site superintendent who oversees the subcontractors. The Company supervises the construction of each project, coordinates the activities of subcontractors and suppliers, subjects their work to quality and cost controls and assures compliance with zoning and building codes. In addition, the Company performs certain construction services, including concrete, masonry, wood framing, painting, drywall and landscaping. Management believes that the Company's ability to perform construction services provides the Company with a competitive advantage by enabling it to better control the costs, timing and, therefore profitability of its projects.

     The Company subcontracts to specialty contractors for trades not specifically performed by the Company. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding on an individual basis. The Company generally obtains information from prospective subcontractors and suppliers with respect to their financial condition and ability to perform under their agreements prior to commencement of a formal bidding process. The services performed for the Company by subcontractors are generally readily available from a number of qualified subcontractors.

     The Company uses, to the extent feasible, standardized designs and materials in its commercial construction and homebuilding operations in order to permit efficiencies in construction and materials purchasing that can result in higher margins. In addition, by integrating its development and construction operations, the Company is able to offer affordable homes with a wide range of amenities.

     The Company generally negotiates the purchase of major raw material components such as concrete, lumber and structural steel. Where possible, the Company negotiates price and volume discounts with suppliers on behalf of itself and its subcontractors in order to take advantage of its volume of production. Raw materials used in the Company's operations are generally readily available from a number of sources but prices of such raw materials may fluctuate due to various factors, including supply and demand.

  Homebuilding

     In 1995, the Company began applying its construction expertise to the development of value-priced single-family detached homes to meet the demand for affordable housing in the Las Vegas market. The Company's objective in its homebuilding activities is to deliver superior value to low and moderate income families by pricing its homes competitively while providing innovative designs, quality construction and features and amenities not usually found in affordable housing. Management plans to offer a range of value-priced homes at each residential development, including at least one design that is the lowest priced comparable product in the market. The Company has been able to minimize the cost of its homes by integrating and performing many of the development functions as well as utilizing high-density site plans configured with the lots having minimal frontage. This type of site design enables the Company to reduce certain infrastructure construction costs, such as streets and sewer lines, in order to increase potential profitability. The Company intends to expand its single-family development activities to include condominiums, townhouses, cluster homes and duplexes.

     Product Description. Summit Hills was the Company's first single-family home development. Site grading commenced in July 1995 and Phase I, comprised of 47 homes, was completed in April 1996. Phase I was comprised of two-bedroom, two-bath homes of approximately 950 square feet and three-bedroom, two-bath homes of approximately 1,100 square feet. The base sales prices of homes in Phase I ranged from approximately $66,000 to $70,000, depending on the model, lot location and optional features. Phases II, III and IV of Summit Hills included two-and three-bedroom models, as well as a four-bedroom, two-bath model of approximately 1,250 square feet. The two- and three-bedroom homes in Phases III and IV were sold at base prices ranging from $69,950 to $75,990, approximately 5% higher than the comparable models in Phase I. The four-bedroom model was sold at an average price of $77,910. Management believes that its price structure made Summit Hills one of the most affordable newly constructed single-family detached home communities in the Las Vegas area and one of only two developments offering single-family detached homes for sale under $70,000. The home designs included open floor plans which permit an efficient use of the limited space. Common area amenities at the Company's home developments included pools, community centers and landscaped common areas. Management believes that the affordable price of its homes, combined with their quality and features, contributed to making Summit Hills one of the best selling home developments in Clark County in 1996.

     Hillcrest, the Company's second single-family home development, was comprised of 90 detached single-family homes. The Company completed all lot development at Hillcrest in 1996 and constructed three Hillcrest model homes in early 1997. All Hillcrest homes were sold in 1997 except for two which were sold and closed by February 1998. The two-bedroom model was sold at a base price of approximately $69,990. The three-bedroom model was sold at base prices ranging from $79,990 in Phase I to $84,990 in Phase II, approximately 6.3% higher than the comparable models in Phase I. The four-bedroom model was sold at base prices ranging from $83,990 in Phase I to $89,990 in Phase II, approximately 7.1% higher than the comparable models in Phase I. The Company designed the homes at Hillcrest utilizing the same floor-plans that were successful at Summit Hills. Various design improvements, including concrete tile roofs, vaulted ceilings, a sliding glass door in the master bedroom, wiring for a security alarm, backyard landscaping and exterior trim, were incorporated into the Hillcrest homes based on the Company's survey of Summit Hills homeowners. Common area amenities at Hillcrest included a recreation building with a pool and spa.

     The Company is currently in the initial stages of design and development of residential communities at Madre Mesa, Silver Springs, Kendall Creek, Pueblo Seco and Sutter Creek which will include townhouses, cluster homes and single-family homes. The Company either owns the land or at December 31, 1997 was in the process of acquiring the land through the escrow process. Currently, the Company is unable to proceed with the development of Taylor Ranch until such time as the requested zoning has been obtained. The Company has initiated legal action to compel the City of North Las Vegas to grant the requested zoning to which the Company believes it is entitled to under applicable law. However, there can be no assurance that the Company will be successful in obtaining such zoning for or in developing Taylor Ranch as planned. Sunrise Ridge, a townhome development, was under construction at December 31, 1997 with sales beginning during the first quarter of 1998.

     The townhouses will have two- or three-bedrooms, with two and one-half baths and either a one- or two-car attached garage. The cluster home development will consist of seven to eight single-family detached homes sharing a common cul-de-sac, thus enabling the Company to maximize the number of homes buildable on the site. Each duplex unit will be a single-story unit, modeled after the two-bedroom plan at Summit Hills, sharing a common wall with one other duplex unit.

     The following table presents certain information relating to the Company's current and proposed home developments, all of which are in the Las Vegas area. All sales information is provided as of December 31, 1997.

                                                                     TOTAL                    ESTIMATED
                                                                    HOMES AT       HOMES       AVERAGE
                COMMUNITY                        HOME TYPE         COMPLETION   SOLD(1)(2)    PRICE(3)
                ---------                        ---------         ----------   -----------   ---------
COMPLETED:
  Summit Hills I.........................  Single-family detached      219          219        $75,909
  Hillcrest I............................  Single-family detached       90           88         84,058
                                                                     -----          ---
                                           Sub-Total                   309          307
UNDER DEVELOPMENT:
  Silver Springs Phase "C"...............  Cluster homes               285           --         99,287
  Silver Springs Phase "A"...............  Cluster homes               255           --        102,000
  Sunrise Ridge..........................  Townhomes                   154           --         82,136
  Sutter Creek...........................  Single-family detached      150           --         90,637
  Kendall Creek..........................  Townhomes                   102           --         93,000
                                                                     -----          ---
                                           Sub-Total                   946           --
FUTURE (4):
  Silver Springs "B".....................  Cluster homes               224           --         97,500
  Taylor Ranch Phase I...................  Townhomes                   150           --         84,010
  Glen-Heather at Taylor Ranch...........  Cluster homes                90           --         89,988
  Hillcrest at Taylor Ranch..............  Single-family detached      150           --         90,000
  Madre Mesa North.......................  Cluster homes               189           --         99,950
  Madre Mesa South.......................  Cluster homes               176           --         92,950
  Pueblo Seco............................  Townhomes                   168           --         89,998
                                                                     -----          ---
                                           Sub-Total                 1,147           --
                                                                     -----          ---
                                           Grand Total               2,402          307
                                                                     =====          ===

---------------
(1) "Homes Sold" includes both home sales which have closed and homes subject to pending sales contracts.

(2) There were no homes in backlog at December 31, 1997.

(3) "Estimated Average Price" represents the average sales price of homes sold or the proposed offering price of homes to be built in future phases.

(4) The Company controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, as such there can be no assurance that all regulatory approvals can be obtained.

     Production Strategy. The Company attempts to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. However, the Company commences construction prior to obtaining sales contracts for all homes within a given phase. The Company strives to match construction starts to its sales rates. Building homes of the same product type in phases also allows the Company to utilize production techniques that reduce its construction costs. The size of these phases depends on such factors as current sales and cancellation rates, the type of buyer targeted for a particular residential project, the time of the year and the Company's assessment of prevailing and anticipated economic conditions. Depending on the design, time of year, local labor situation, governmental approvals, availability of materials and supplies, and other factors, the Company generally completes a home in three to four months.

     Marketing and Sales. The Company sells its homes through its own licensed sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floorplans, price information, development and construction timetables, tours of model homes and the selection of options. The Company's sales representatives are provided training by the Company and generally have had prior experience selling new homes in the local market. The Company also markets its homes for sale through direct mailing to identified populations of prospective buyers and, to a lesser extent, through other media, including newspaper, television and radio advertising, billboard and other signage.

     The Company has built and decorated model homes at each of its residential communities to display the homes' design features. Model homes play a key role in helping buyers understand the efficiencies and value provided by each plan type of the Company's homes. The Company intends to utilize model homes at each of its planned residential communities.

     Homes are typically sold prior to or during construction using sales contracts which are accompanied by small cash deposits. Purchasers are permitted to cancel sales contracts if they are unable to qualify for financing and under certain other circumstances. The Company believes that its cancellation rate is consistent with that generally experienced at other affordable home developments. Although cancellations can delay the sale of the Company's homes, they have not had a material impact on sales, operations or liquidity because the Company closely monitors the progress of prospective buyers in obtaining financing and monitors and adjusts its construction plans to better match the level of demand for its homes.

     To assist in the marketing of its homes and to limit the Company's liability for certain construction defects, the Company sells the homes subject to a limited warranty which includes, among other things, coverage from an insurance company for the cost to repair major structural defects for ten years. The Company is liable for such repair costs during only the first two years and, subject to the following limitations, such liability is covered by the Company's builders' policy. The foregoing repair costs are limited by the Company's builders' policy to the repair, replacement or payment of the reasonable cost of repair or replacement of such warranted items not to exceed an aggregate amount equal to the final sales price of the home covered by the warranty. The choice to repair, replace or make payments is the Company's during the first two years and the insurance company's thereafter. Typically, the Company also has the right to buy back the home. In addition, all other warranties, express or implied, including but not limited to, all implied warranties of fitness, merchantability or habitability are disclaimed and excluded to the extent allowed by law.

     Customer Financing. The Company does not provide financing to prospective home buyers but works closely with unaffiliated mortgage lenders who assist the Company's home buyers in locating financing. At the on-site office, sales representatives provide prospective home buyers with information regarding the qualifying criteria for mortgage financing. In addition, the Company prices its homes to meet the applicable requirements for a home buyer's mortgage loan to be insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA") and purchased by the Nevada Housing Division. FHA and VA financing generally enables home buyers who satisfy certain income and other requirements to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The Nevada Housing Division's mortgage purchase programs generally enable such buyers to obtain mortgage financing at less than prevailing rates. The Company also intends to work with other federal, state and nonprofit sponsors which provide down payment assistance to qualifying home buyers. Management believes that the availability of the foregoing financing programs broadens the pool of potential purchasers for the Company's homes.

     Customer Service and Quality. Management believes that strong customer relations and an adherence to high quality control standards are fundamental to the Company's continued success. The Company employs a quality assurance process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The Company employs full-time customer service employees, who, working as a team with the Company's sales representatives and on-site construction supervisor, oversee compliance with the Company's quality control standards. These employees as a group have responsibility for (i) overseeing the entire project from land development through construction, (ii) overseeing performance by the Company's subcontractors and suppliers, (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed,
(iv) regularly updating each buyer on the progress of such buyer's home, (v) preparing homeowner orientation materials and (vi) scheduling and performing all service calls to handle the "punch-list" and other items immediately before and after the home sale.

  Portfolio Properties

     The Company designs, develops and owns residential, retail and commercial income producing properties for its own portfolio. At December 31, 1997, the Company owned and operated a portfolio of 14 properties comprised of approximately 332,334 square feet of office, retail and industrial space. In addition, during the year ended December 31, 1997, the Company completed construction of a portfolio property which has been sold. At December 31, 1997, the Company had four proposed portfolio properties in the initial stages of development. The estimated aggregate cost to construct such projects is approximately $5.1 million, substantially all of which is expected to be financed with construction loans. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable. See "-- Property Operations and Management -- Operations."

     The Company builds retail and office properties which typically are located within commercial corridors near traffic generators such as regional malls, business developments and major thoroughfares. Management believes the benefits of such locations include high visibility to passing traffic, ease of access and tenant control over the site's operating hours and maintenance standards. The Company typically builds industrial properties in areas where other industrial properties are located. The Company's commercial and industrial properties have the potential to be easily adapted to a variety of tenants and have relatively low re-leasing costs which provide the Company with flexibility in use and tenant selection when the properties are vacated upon lease termination.

DESIGN-BUILD SERVICES

     The Company provides its design-build services to third-party clients, including Tax Credit Partnerships. See "-- Tax Credit Projects." During the four years ended December 31, 1997, the Company completed 26 design build projects, comprised of 8 industrial facilities, 11 other commercial properties, 2 schools and 5 apartment complexes. At December 31, 1997, the Company had four uncompleted design-build projects, two of which were under contract, representing an aggregate contract amount of approximately $36.4 million and $34.6 million not yet under contract. The Company manages its design and construction process through a coordinated, cooperative team approach. The Company's primary goal is to achieve the owner's cost and schedule objectives while producing a facility of the highest standards of quality.

     Under design-build services, the Company conducts all phases of the project including architectural design, the selection and review of engineering professionals and the performance of all general contractor responsibilities. Design-build projects can permit accelerated construction because the Company can perform work on certain aspects of a project while other aspects are still being designed. Design-build contracting enables the Company to provide customers with comprehensive project management, providing a coordinated team approach from the pre-construction development stage through construction and completion of a project.

     Design-build projects are undertaken on a fixed-price basis and may be built on land i) owned by the Company which is then sold to the client, ii) owned by the client or iii) identified by the client which is then either purchased by the client or by the Company for resale to the client. The typical design-build contract requires the Company to obtain all necessary government permits and approvals, perform or oversee all architectural and engineering services, construct the project and, in many cases, arrange, on the client's behalf, any needed land, construction and permanent financing. The Company's design-build projects are generally the result of referrals by former clients, brokers or others in the real estate business.

     Fixed-price contracts require the Company to accurately estimate the cost and quantities of materials, labor and equipment necessary and the amount of time required to complete a project. The Company generally bears the risks of construction cost overruns. In order to arrive at the contract price, the Company uses a computer-based estimating program to develop a comprehensive estimate for the project for which separate labor, equipment, material, subcontractor, overhead and profit estimates are compiled. Once a project begins, the estimate is used to measure and monitor ongoing project costs. The Company's ability to estimate project costs accurately has been a key component of its success and profitability. Fixed-price contracts provide the opportunity for greater profits to the extent the contractor is able to hold down costs below those originally anticipated.

     The Company bills its client, or the project construction lender, for work performed and pays the subcontractors from funds received. The Company is responsible for the performance of the entire contract, including work assigned to subcontractors. Accordingly, the Company is subject to liability resulting from the failure of subcontractors to perform as required under the contract. Typically, pursuant to construction industry practice, a portion of billings, generally not exceeding 10%, is retained by the client until the project is completed. The Company recognizes revenue and profit on its construction contracts under the percentage-of-completion method.

     The Company has not been required to furnish bonds guaranteeing its performance and, because the Company thoroughly investigates its subcontractors prior to entering into subcontracts, the Company generally does not require completion bonds from its subcontractors. To date, the Company has not been denied a construction job because of its unwillingness to furnish a completion bond.

     Stages of a Project. The Company's design and construction process is intended to be accomplished through a coordinated, cooperative team approach. The Company's primary goal is to achieve the owner's cost and schedule objectives while producing a facility of the highest standards of quality. Following is a summary of the Company's approach at the pre-construction, construction and post-construction stages of a project:

          Pre-Construction Stage. The Company's approach for providing pre-construction services involves establishing a project team that advises and assists the client on all aspects of design and development for the project. The Company assists its clients in the financial planning for the project through preparation of cash flow projections, accounting procedures, detailed cost budgets and comparative cost analysis studies. The Company (i) works with the client to establish completion dates for all stages of the project, (ii) analyzes market conditions with a view toward material availability, cost strategies, construction techniques, manpower levels and similar matters, (iii) develops a bid-packaging program to encourage maximum bidder interest and fully defines the work to minimize contingencies for unknown circumstances, (iv) thoroughly reviews and defines the project schedule, critical materials required, delivery dates and performance criteria with the selected subcontractors and (v) advises and incorporates considerations regarding construction safety and public agency requirements. The Company also assists in or manages the development of the architectural, civil, mechanical, electrical and structural plans and specifications, and advises in the areas of land selection, construction feasibility, possible economies, availability and utilization of materials, and labor and time requirements for procurement, construction and project costs.

          Construction Stage. As general contractor, the Company assumes responsibility for managing the construction of a project and directs the field execution of the concepts and objectives established during the pre-construction stage. The Company maintains a full-time supervisory staff at the job site to coordinate and provide general direction of the work and progress of the subcontractors, including framing, paving and permitting, establishing an on-site organization to carry out the overall plans of the project team and directing the work being performed until final completion and delivery to the owner. In 1996, the Company began to perform many of the functions previously performed by subcontractors, including concrete, masonry, wood framing, painting, drywall and landscaping. The Company intends to integrate certain additional construction trades to further increase its profitability and strengthen its competitive position.

          Post-Construction Stage. As a project nears completion, the Company works with the project team to assist in an orderly project close-out and transition from construction to actual use in the areas of quality control, documentation and building turnover.

     Tax Credit Projects. Substantially all of the Company's design-build contracts for apartment complexes have been Tax Credit Projects developed for Tax Credit Partnerships formed to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code (the "Housing Tax Credit").

The Company has completed the construction of five Tax Credit Projects. Developing Tax Credit Projects, which are typically in excess of 200 units, provides the potential for substantial benefits to the Company. In a typical Tax Credit Project, the Company is retained by the Tax Credit Partnership to develop the project pursuant to a fixed-price construction contract. Included in the fixed price are the Company's customary contractor and developer fees and, where market conditions permit, a markup on the sale of the underlying land. The cost of developing the Company's Tax Credit Projects is generally financed approximately as follows: loan proceeds, 60% to 70%; partner equity, 15% to 30%; and deferred developer fees, 5% to 15%. In addition, the Company may be entitled to earn, upon completion or over a period of time following completion, certain additional fees, including property management fees based on property rental income. See "-- Property Operations and Management -- Management and Leasing" and "-- Regulatory and Environmental Matters -- Resident Income and Other Limitations."

     The Company structures the Tax Credit Partnership and generally retains or purchases up to a 1% general partner interest. As the developer and general partner for these projects, the Company is generally entitled to between 66% and 85% of any distributions of net cash from operation of the Tax Credit Project and from its sale over its expected 15 year life. Through December 31, 1997, the Company had received aggregate distributions of cash from the Tax Credit Partnerships of approximately $1.7 million. Since none of the Company's Tax Credit Partnerships have sold a Tax Credit Project, the Company has received no distribution of sales proceeds. There can be no assurance that the Company will receive any distribution of sales proceeds upon the eventual sale of the Tax Credit Projects. The Company's capital contribution for its general partner interest is funded in cash or as a contribution of all or a portion of its equity in the land on which the Tax Credit Project is to be constructed. In addition to its capital contribution, the Company is typically obligated to make operating expense loans, up to a stated maximum, to meet operating deficits of the Tax Credit Partnership. Under the terms of the partnership agreements of two Tax Credit Partnerships, the Company is required to withdraw as a general partner upon receipt of all amounts due the Company for developer fees and interest. An unaffiliated third-party investor group is the limited partner of the Tax Credit Partnership and contributes all or substantially all of the equity capital to the Tax Credit Partnership in exchange for substantially all of the benefit of the Housing Tax Credit. The investor limited partner's equity is generally contributed in installments over a period of approximately 24 months. Approximately 40% of such contribution is funded upon admission of the investor limited partner to the Tax Credit Partnership and the balance is contributed from time to time when specified conditions are satisfied (i.e., completion of construction, certification of project costs and award of tax credits by the Nevada Housing Division and achievement of specified levels of operating cash flow).

     The Tax Credit Projects are also structured to be eligible for financing through one or more of the tax-exempt private activity revenue bond programs sponsored by the Nevada Housing Division. The programs of the Nevada Housing Division are intended to provide incentives for the construction, ownership and financing of housing for persons and families of low and moderate income. These incentives may include lower interest rates on construction and permanent financing with respect to the eligible project. Nevada Housing Division bond financing typically involves substantially greater origination fees and expenses than those associated with conventional financing. The Company believes the return on its investment provided by the lower interest rates over the term of the loan more than compensates for the additional fees and expenses.

     The Company has completed the construction of five Tax Credit Projects and is currently constructing an additional Tax Credit Project. Two planned Tax Credit Projects are in the initial stages of development. The following table sets forth information regarding the Tax Credit Projects. The Company holds a general partner interest in the Tax Credit Partnership which holds fee simple title to the project.

                                                                         DATE OF
                                                                        COMPLETION               OCCUPANCY AT
                                                      TOTAL PROJECT    OR ESTIMATED    NUMBER    DECEMBER 31,
          TAX CREDIT PROJECT                TYPE         COST (1)       COMPLETION    OF UNITS       1997
          ------------------                ----      --------------   ------------   --------   ------------
                                                      (IN THOUSANDS)
COMPLETED:
  Saratoga Palms East I...............  Sr. Citizens     $16,900           2/96         360           98%
  Lake Tonopah........................  Sr. Citizens      15,400           8/96         356           95
  Paseo del Prado.....................  Family             6,900          10/96         120           86
  Saratoga Palms East II..............  Family            16,400           6/97         256           89
  Saratoga Palms North II(2)..........  Family            16,100           7/97         252           78

UNDER CONSTRUCTION:
  Rancho Mesa.........................  Family            16,100          12/98         272           --

PLANNED:
  South Valley Apartments.............  Family            16,100          12/99         272           --
  Spanish Hills Apartments............  Family             8,982          12/99         152           --

---------------
(1) Represents all actual and anticipated costs of the project including land, construction, development, lease-up and financing costs, estimated at December 31, 1997.

(2) This property is in initial lease-up.

     The ability of the Company to continue to develop Tax Credit Projects is subject to the continued availability of the Housing Tax Credit and the ability of the Company to utilize revenue bond financing for its projects which is subject to its ability to obtain such financing from various state and local agencies.

PROPERTY OPERATIONS AND MANAGEMENT

     Operations. The Company's property operations provide it with flexibility with respect to the disposition of its portfolio properties and enable it to diversify its sources of revenues. The following table sets forth certain information regarding each of the Company's operating portfolio properties as of December 31, 1997. The Company holds fee simple title to each property.

                                                APPROXIMATE    OCCUPANCY AT      CURRENT
                                                  SQUARE       DECEMBER 31,     ANNUALIZED
            PORTFOLIO PROPERTY(1)                 FOOTAGE          1997        BASE RENT(2)
            ---------------------               -----------    ------------    ------------
RETAIL:
  Nellis Express Village......................     16,260           88%         $  144,588
  Levitz(3)...................................    102,400          100             944,796
  Levitz II (Furniture Expo)(4)...............     37,260          100             444,384
  Woody's Furniture...........................      4,926          100              78,756
  Turtle Stop(5)..............................      4,430          100             168,000
  Sahara/Decatur Retail.......................      3,627          100             102,504
  Nellis/Stewart(6)...........................      4,571          100              68,220

OFFICE:
  Las Vegas Sun...............................     15,452          100             226,044
  Americana(7)................................     17,154          100             172,044
  General Services Administration.............     16,414          100             180,456
  East Flamingo Pointe........................      8,075          100             104,604
  Sahara Vista A(7)...........................     38,525           97             366,048

INDUSTRIAL:
  Arcata Industrial Park(7)(8)................     24,200          100              78,768
  JCH Wire and Cable(9).......................     39,040           --                  --
                                                  -------                       ----------
          Total...............................    332,334                       $3,079,212
                                                  =======                       ==========

---------------
(1) Big Tyme is excluded from this table of portfolio property since the Company operates the property under a sale/leaseback arrangement.

(2) Represents an annualized amount of the monthly base rent of occupied space at December 31, 1997, which should approximate the estimated rental revenue for 1998.

(3) During 1997, Levitz Furniture declared bankruptcy and has not yet affirmed or rejected the lease.

(4) Upon termination of its lease on May 31, 1997, the Leather Factory, a tenant of Levitz II, vacated 10,000 square feet at this property, representing 27% of the property's leasable space and 26% of the property's annualized base rent at December 31, 1997. The Leather Factory was replaced as a tenant by San Francisco Furniture in December 1997.

(5) At December 31, 1997, the tenant was indebted to the Company for delinquent rent in the amount of approximately $243,600. See "Item 13. Certain Relationships and Related Transactions."

(6) This property is in initial lease-up.

(7) The occupancy has been calculated including space occupied by the Company. See "Item 2. Properties."

(8) Under its lease agreement, until December 31, 1998, the tenant has the right to purchase the property for approximately $1.3 million, subject to annual increases based on increases in the consumer price index.

(9) Actual rent on this property through December 31, 1997 was $103,475. The Company has completed a new property for this tenant on a design-build basis and the tenant has vacated its current space.

     During 1997, the Company completed construction of a portfolio property which was sold in the ordinary course of business.

     All of the Company's leases for its retail and industrial properties are on a triple net basis and the leases of its office properties are on either a triple net or full service gross basis. Under a triple net lease, tenants pay their utilities and a pro rata share of all building insurance, property taxes and common area services. Under a full service gross lease, the landlord provides and pays for all utilities to the tenants' premises, as well as all building insurance, property taxes and common area services, except that in most cases the Company's office tenants are required to reimburse the Company for their pro rata share of increases in building operating costs each year over those incurred in the base year, which is generally the year in which a particular tenant's lease commences.

     Leases for the Company's commercial and industrial properties typically have terms ranging from one to five years, with renewal options of various periods, and provide for periodic rent increases in either stated amounts or based upon increases in the consumer price index. A portion of the leases in effect at December 31, 1997 will expire from three to five years, assuming no renewal options are exercised. Management believes that either the tenants will renew their leases or the Company will be able to re-lease the vacated space at market rents.

     The Company regularly repairs and maintains its operating properties, including making the capital improvements, on an as needed basis utilizing available working capital. There are no current plans for any renovation or improvement of any operating property and no funds have been reserved for such purpose.

     Management and Leasing. The Company provides property management and leasing services with respect to all operating properties held in its portfolio. From time to time the Company also provides such services for properties developed by the Company and owned by third parties. Property management agreements with third parties generally provide for the Company to be paid a management fee of 3% to 5% of a property's gross rental income and generally have a minimum term of five years, although some agreements provide for earlier termination without cause. To date, the Company's revenue from third party property management has not been significant. While management anticipates that the Company's revenues from its property management operations will increase as a result of its increased development of Tax Credit Projects, such operations are not anticipated to be material to the Company overall.

     Other than design-build properties which are to be occupied by the Company's client, the Company strives to pre-lease its commercial properties before and during construction through the use of on-site billboards, print advertising and direct mail flyers. Although the Company has not previously charged a separate leasing brokerage commission, the Company will, where possible, negotiate a separate leasing commission for its services in leasing properties owned by third parties. Tenants for the apartment complexes are generally obtained through a combination of print advertising, on-site billboards and walk-in traffic. As manager of residential properties, the Company is responsible for the rent-up of the property and its daily maintenance. All maintenance services, other than non-routine plumbing and electrical, are provided by employees of the Company. See "-- Regulatory and Environmental Matters -- Resident Income and Other Limitations."

THE REORGANIZATION

     Concurrently with the closing of the Offering, the transactions described below (collectively, the "Reorganization") were consummated by the Company and others for the principal purpose of transferring to the Company the ownership of all investment properties and all interests in partnerships which owned properties which were owned by the Contributing Stockholders, alone or with one or more third parties. In addition, as part of the Reorganization, certain outstanding indebtedness between the Company and the Contributing Stockholders was satisfied.

     The Reorganization was comprised of the transactions summarized below:

     Acquisition of Partnership Interests of Third Parties. The Company acquired the non controlling partnership or other ownership interests of five third-party investors, including Paul Eisenberg, a Director of the Company, in four limited and general partnerships which own an aggregate of six operating properties and approximately 3.3 acres of undeveloped land, for an aggregate of approximately $2.8 million in cash from the net proceeds of the Offering. The operating properties owned by such partnerships are identified on the table of operating properties in "Item 1. Business -- Property Operations and Management" as follows: Levitz, Furniture Expo, Woody's Furniture, Americana, Arcata Industrial Park and JCH Wire and Cable. No third-party determination of the value was sought or obtained in connection with the acquisition by the Company of the partnership interests. The consideration paid was based on the value of the partnerships' real property and other assets as determined by negotiation between the Company and the third-party partners.

     Contribution of Partnership Interests of the Contributing Stockholders. The Contributing Stockholders contributed to the Company (a) their interests in the partnerships described in the preceding paragraph and (b) their interests in three additional limited and general partnerships which own an aggregate of six operating properties, two properties under construction and approximately 5.6 acres of undeveloped land. The operating properties owned by the three additional partnerships are identified on the table of operating properties in "Item 1. Business -- Property Operations and Management" as follows: Nellis Express Village, Sahara/Decatur Retail, Nellis/Stewart, General Services Administration, East Flamingo Pointe and Sahara Vista. All interests in partnerships acquired from the Contributing Stockholders were acquired by the Company as additional capital contributions of such stockholders. The portion of the book value of the properties contributed by the Contributing Stockholders attributable to their partnership interests was approximately $10.6 million at March 31, 1997.

     Upon completion of the acquisitions and contributions of partnership interests described above, the Company held 100% of the economic interest in the partnerships; therefore the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

     Additional Contributions by James C. Saxton. Mr. Saxton also contributed to the Company, as an additional capital contribution, (a) his direct or indirect general partner interest in four Tax Credit Partnerships and (b) an assignment of his 50% economic interest in an unconsolidated general partnership with Paul Eisenberg, a Director of the Company, which owns two small retail properties (the "Retail Partnership"). As a result of such transactions, the Company owns a general partner interest in all of the Tax Credit Partnerships described in "Item 1. Business -- Design-Build Services -- Tax Credit Projects" and owns a 50% interest in the Retail Partnership. The portion of the book value of the properties attributable to the partnership interests contributed by Mr. Saxton was approximately $520,000 on March 31, 1997.

     Satisfaction of Outstanding Indebtedness. The Company was indebted to the Contributing Stockholders in the aggregate amount of $8.1 million, which amount is represented by non-interest bearing notes of the Company, with original terms of 10 years and subordinated to all existing Company debt (the "Subordinated Dividend Notes"). Of such Subordinated Dividend Notes, $6.5 million in aggregate principal amount was distributed to the Contributing Stockholders in December 1994 and represented the Company's estimated undistributed S corporation earnings as of December 31, 1994. The $1.6 million balance of the Subordinated Dividend Notes was issued to the Contributing Stockholders in September 1996 in connection with loans of equal amount to the Company by the Contributing Stockholders. The Company was also indebted to Mr. Saxton in the amount of $695,440 on account of a non-interest bearing demand loan made by Mr. Saxton to the Company in July 1996. At March 31, 1997, the Contributing Stockholders were indebted to the Company in the aggregate amount of approximately $727,000. See "Item 13. Certain Relationships and Related Transactions."

     The Company and the Contributing Stockholders satisfied their respective obligations to the other as follows: (a) the approximately $727,000 outstanding balance of loans by the Company to the Contributing Stockholders was offset against an equal amount of Subordinated Dividend Notes; (b) the Company issued 384,256 shares of Common Stock to the Contributing Stockholders in satisfaction of approximately $3.7 million of Subordinated Dividend Notes, based on a per share price of $9.50; (c) the Company issued warrants for 400,000 shares of Common Stock, exercisable at $9.90 per share if the Company achieved specified levels of after tax net income in 1997 and 1998, in satisfaction of $1.0 million of Subordinated Dividend Notes; and (d) the Company utilized a portion of the net proceeds of the Offering to repay the $2.7 million balance of Subordinated Dividend Notes and $695,440 of other indebtedness. The warrants lapsed since after-tax net income for 1997 did not reach the specified level. See "Item 13. Certain Relationships and Related Transactions."

     Upon consummation of the Reorganization, ownership of all the real property interests held by the Contributing Stockholders, other than their personal residences, had been transferred to the Company. The Contributing Stockholders intend to engage in the real estate business exclusively through the Company.

STRATEGIES

     The Company's business and growth strategies include the following key elements:

     Reducing the risk of economic and real estate cycles through operating diversification. The Company seeks to enhance its financial stability and reduce the potential impact of economic and real estate cycles by operating in three components of the real estate business: (i) the design, development, construction and sale of single-family homes and portfolio properties, (ii) design-build services for third-party clients and (iii) property operations and management.

     Enhancing profitability through an opportunistic approach to development. The Company seeks to take advantage of market opportunities by employing its experience and expertise to identify and enter new markets. Most recently, in response to the identified shortage of affordable housing, the Company expanded its development operations to include value-priced homes and increased its development of apartments for low and middle income families and senior citizens.

     Increasing profit margins through vertical integration. The Company's real estate and construction expertise allows the integration of most aspects of development and construction, thereby enabling the Company to provide one-stop shopping to its customers, maintain greater control over its projects and generate higher operating margins. The Company intends to integrate certain additional construction trades to further increase its profitability and strengthen its competitive position.

     Reducing development risks through conservative land policies. The Company seeks to maximize its return on capital by limiting its investment in land while maintaining an inventory of owned and controlled sites sufficient to accommodate demand for its homes and other development requirements. The Company seeks to further maximize its return by acquiring undeveloped land and using its expertise to obtain all entitlements and develop the land. To implement this strategy and to reduce the risks associated with investments in land, the Company uses options or conditional land sales contracts to control land whenever possible and seeks to purchase land only for specific developments.

     Expanding business opportunities by taking advantage of government-sponsored programs. The Company has expanded its business opportunities by building projects which are eligible for various government-sponsored programs that provide down payment assistance or lower cost financing. These government-sponsored programs include private activity revenue bonds, small business loans and mortgage loan programs of federal agencies. By building properties which are eligible for such programs, the Company is able to expand the pool of qualified purchasers for its homes and other properties.

     Pursuing geographic expansion. While the Company believes that the outlook for the Las Vegas market is favorable, geographic expansion is a key element in achieving long-term stability and growth. The Company intends to capitalize on its experience and demonstrated capabilities in real estate by targeting other viable geographic markets, including other areas of Nevada and selected markets in the southwestern United States, such as Arizona, Utah and New Mexico.

     Pursuing growth through strategic acquisitions. The Company believes that there are significant opportunities to acquire existing homebuilding companies, particularly in and around the Las Vegas area and selected markets in the southwestern United States. The Company intends to pursue strategic acquisitions to provide the Company with additional market share, desirable land and local market experience, although there can be no assurance that the Company will be able to consummate any such acquisition.

LAS VEGAS MARKET

     The Company currently focuses its real estate activities in Clark County, Nevada. The Company believes that Clark County provides a favorable environment for its real estate activities due to the rapid, continuing economic growth of Las Vegas and the surrounding areas and positive demographic trends associated with such growth. The area has experienced increasing levels of business and employment over the past decade, which have helped to drive large increases in population and demand for new construction of both commercial and residential developments. These businesses are attracted by among other factors, the absence of state income taxes for both corporations and individuals and favorable unemployment and workers compensation tax rates. As a result, the Company believes that Clark County will continue to experience economic growth over a broader range of businesses in the next several years.

OTHER MARKETS

     While the outlook for the Las Vegas market is favorable, geographic expansion remains a key element of the Company's business strategy to achieve long-term stability and growth. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities in locations such as Phoenix, Arizona; Salt Lake City, Utah; and Reno, Nevada. Phoenix was the fastest growing large labor market in the nation for three consecutive years and ended 1997 ranked for the seventh consecutive year among the top five single-family housing markets in the nation. Salt Lake City continues to be highlighted extensively by local, national and international media. The health and stability of the Salt Lake City market has proven to be a magnet for real estate development. The Company also believes that Reno currently has the following primary housing needs which the Company believes may offer real estate opportunities: the need for more affordable housing and the abatement of overcrowded conditions. Subsequent to December 31, 1997, the Company acquired a Utah homebuilder, consistent with the Company's strategy for geographic expansion. See Note 20 of Notes to consolidated financial statements.

COMPETITION

     The real estate industry in Las Vegas is a highly competitive market. As of December 31, 1997, there were over 188 home developers in the Las Vegas market and approximately 25 to 35 other commercial and industrial real estate developers. The Company competes for desirable properties, financing, raw materials and skilled labor. In each of its business components, the Company competes against numerous developers and others in the real estate business, many of which are larger and have greater financial resources and better access to capital markets than the Company. The Company competes on the basis of a complete package of real estate services it offers its clients, as well as its reputation for fair pricing and quality construction. The Company also competes with other owners and operators of real properties for tenants and buyers of portfolio properties it owns and operates.

INSURANCE

     The Company maintains general liability and excess liability insurance and workers' compensation insurance in amounts it believes are consistent with its risk of loss. The Company carries liability insurance of $1.0 million per occurrence and an umbrella liability policy of $10.0 million, which management believes are adequate for its current and anticipated future activities.

     In addition, the Company carries comprehensive liability, rental loss and all-risk (at full replacement cost) insurance with respect to all of the properties it owns, with policy specifications, insured limits and deductibles customarily carried for similar properties by carriers deemed capable of providing such coverage. The Company carries similar insurance with respect to its unimproved land, with such exceptions as are appropriate given the undeveloped nature of such land. Management believes that the Company's improved properties and its unimproved land are adequately insured.

     The Company maintains key man life insurance on James C. Saxton, President and Chief Executive Officer of the Company, in the amount of $5.0 million.

REGULATORY AND ENVIRONMENTAL MATTERS

     In addition to the obtaining of all building permits and authorizations normally associated with the development of real property and customary and routine business permits and licenses, the Company's business and operations are subject to additional regulation as described below.

     Americans With Disabilities Act. The Company's properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities' as defined by the ADA. In the case of existing properties, compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the projects where such removal is "readily achievable." The ADA considers apartment complexes to be public accommodations or commercial facilities, only to the extent portions of such facilities, such as a leasing office, are open to the public. The Company believes that all of its properties are in substantial compliance with present requirements under the ADA and any applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company intends to construct all future properties in compliance with any then-existing requirements of the ADA and any applicable state law.

     Fair Housing Amendments Act of 1988. The Fair Housing Amendments Act of 1988 ("FHAA") requires multifamily communities first occupied after March 13, 1990 to be accessible by the disabled. Noncompliance with the FHAA could result in the imposition of fines or an award of damages to private litigants. The Company believes that its properties that are subject to the FHAA are in compliance with such law.

     Resident Income and Other Limitations. The Company's development of Tax Credit Projects is financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by the Nevada Housing Division, a division of the Department of Business and Industry of the State of Nevada. As a condition to obtaining such financing, the Company is required to enter into certain regulatory and other agreements with the Nevada Housing Division, the terms of which require that the owner of such properties (i) set aside a specified percentage of the units (generally 100%) for residents whose incomes do not exceed a specified percentage of the area median income ("Lower Income Tenants") and (ii) hold all vacant units in the project (for a reasonable period consistent with maintaining the project's financial viability) for rent or occupancy by Lower Income Tenants. These restrictions terminate approximately 15 years following the date of initial occupancy of the project. During the period that the restrictions apply, any sale or transfer of the project, or the sale or transfer of the Company's interest in the partnership which owns the project, will be subject to regulatory approval.

     The Tax Credit Partnerships intend to operate their respective projects to qualify for the Housing Tax Credit. Generally, the Housing Tax Credit is available only with respect to residential rental projects in which a specified minimum percentage of the residential rental units are occupied by individuals with incomes not in excess of a specified percentage of the area median income, as adjusted for family size (the "minimum set-aside"). The Tax Credit Partnerships have generally elected to set aside 100% of the units for individuals with incomes not in excess of 60% of the area median income. (Units occupied by individuals meeting the income test are referred to herein as the "Low-Income Units.") All units comprising the minimum set-aside must be suitable for residential occupancy and used on a non-transient basis. Additionally, in order to qualify for the Housing Tax Credit, the gross rent (including the cost of any utilities other than telephone service) charged to tenants of Low-Income Units comprising the minimum set-aside generally cannot exceed 30% of the applicable income limits for an apartment of its size (the "rent restriction test"). A project must, in general, continuously meet the requirements with respect to the minimum set-aside and the rent restriction test during the period commencing not later than the date 12 months after the date such project is placed in service and ending 15 years thereafter.

     The Company, as manager of the Tax Credit Projects and a general partner of Tax Credit Partnerships, will be responsible for ensuring compliance with any tenant and rent restrictions under the regulatory agreement or necessary for the continued eligibility for the Housing Tax Credit. The Company may be liable to the investors in the Tax Credit Partnerships for any lost tax credits resulting from any failure to so comply and any such liability could be substantial.

     Environmental Matters. The Company and its competitors are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given property vary greatly according to the property, its environmental condition and its present and former use. Environmental laws may result in delays and cause the Company to incur substantial compliance or other costs or prohibit or severely restrict development in certain environmentally sensitive regions or areas. In addition, environmental regulations can have an adverse impact on the availability and price of certain raw materials such as lumber.

     Certain environmental laws can impose liability on owners of property, among other parties, to the extent that hazardous or toxic substances are or were present during their ownership period. A transfer of the property does not relieve an owner of such liability. Thus, the Company may have liability with respect to properties it has sold. There is also a risk that the Company may be liable for such costs as an "owner" of real estate with respect to the properties it owns or as an "operator" of real estate with respect to properties that the Company does not own, but manages for a fee.

     Prior to purchasing a parcel of land, the Company evaluates such land for the presence of hazardous or toxic materials, wastes or substances. In addition, the Company typically engages independent environmental engineers to perform "Phase I" environmental assessments (which involve physical inspections without soil or groundwater analyses) on the land. Since assessments are generally performed at the time of the Company's acquisition or financing of a property, many of the assessments of properties currently owned by the Company were obtained more than one year ago and in one case was obtained over eight years ago. None of the assessments revealed any hazardous or toxic materials, wastes or substances that the Company believes would have a material adverse effect on the Company's financial position or results of operations. The Company has not been notified by any governmental authority of any material noncompliance, liability or other claim in connection with any property currently or formerly owned by the Company nor is the Company otherwise aware of any environmental liability relating to the properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the properties, that environmental liabilities have developed with respect to the properties since the environmental assessments were prepared or that there are material environmental liabilities of which the Company is unaware with respect to the properties. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose material environmental liabilities or (ii) the current environmental condition of the properties will not be affected by the Company or other tenants or occupants of the properties, by the uses or condition of properties in the vicinity of the properties or by third parties unrelated to the Company.

     For a discussion of certain wetlands property owned by the Company, see "-- Development Activities -- General -- Land Acquisition."

EMPLOYEES

     As of December 31, 1997, the Company had 247 employees (of which 177 were full-time, 7 were part-time and 63 were occasional construction workers). The Company employs construction workers on an as-needed basis, depending upon the level and type of its construction activities. The total number of employees can fluctuate in proportion to the timing and nature of construction activity. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

     The Company's executive offices are located in approximately 19,200 square feet at its Sahara Vista office building in Las Vegas. The Company also occupies 6,761 square feet at its adjacent Americana office building and 12,100 square feet at its Arcata Industrial Park. The Company anticipates that its existing space will satisfy its space requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation arising from the ordinary course of its business, none of which, in the opinion of the Company, will have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

  Market Information

     The Company's Common Stock is traded in the over-the-counter market and since the effective date of the Offering on June 24, 1997, prices have been quoted on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "SXTN." The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq Stock Market:

                                                              HIGH      LOW
                                                             ------    ------
1997
  Second Quarter (June 24, 1997 - June 30, 1997)...........  $8.750    $8.125
  Third Quarter............................................   8.500     6.375
  Fourth Quarter...........................................   9.500     6.750

1998
  First Quarter (through March 5, 1998)....................   8.750    7.0625

     As of March 5, 1998, there were approximately 30 holders and 2,280 beneficial holders of the 7,619,142 shares of Common Stock. The closing sale price per share for the Common Stock on March 5, 1998 was $8.125. The Company issued 2,275,000 shares of Common Stock in its Offering on June 24, 1997 at $8.25 per share.

     The Company currently intends to retain all future earnings for use in the Company's business and therefore does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     Because the Company was comprised of James Saxton Inc. ("JSI"), an S corporation until October 1, 1995, and various limited and general partnerships, a portion of the net income of such entities was distributed to the owners of such entities during 1995 and 1996. See "Item 13. Certain Relationships and Related Transactions."

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial and operating information for the Company on a historical consolidated basis. The historical consolidated financial and operating information is comprised of the operations, assets and liabilities of the Company and certain properties which were owned and operated by entities affiliated with and controlled by the Company during the periods presented. These operations and properties were acquired by the Company in connection with the consummation of the Reorganization and the Offering.

     The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical consolidated operating data of the Company for the years ended December 31, 1995, 1996 and 1997 has been derived from the historical consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 is included elsewhere herein. The historical consolidated operating data of the Company for the year ended December 31, 1994 has been derived from the historical consolidated financial statements audited by KPMG Peat Marwick LLP, and not included herein. The operating data for the year ended December 31, 1993 has been derived from unaudited financial statements and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The Company believes that the book value of its real estate, which reflects historical costs less accumulated depreciation, is not indicative of the current market value of such assets.

     This table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial information appearing elsewhere herein.

                                                        YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                           1993       1994      1995(3)     1996        1997
                                          -------    -------    -------    -------    ---------
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA(1)(2):
Revenue:
  Construction revenue..................  $11,951    $10,863    $22,090    $41,875    $  31,707
  Sales of homes........................       --         --         --     12,963       11,058
  Sales of commercial properties........    7,950      8,072      9,850      4,772       11,540
  Rental revenue........................    3,328      3,288      3,531      3,922        3,583
  Other.................................      143        137         99        536        1,508
                                          -------    -------    -------    -------    ---------
     Total revenue......................   23,372     22,360     35,570     64,068       59,396
                                          -------    -------    -------    -------    ---------
Cost of revenue:
  Cost of construction..................   11,267     10,713     18,194     33,078       26,981
  Cost of homes sold....................       --         --         --     10,967       10,139
  Cost of commercial properties sold....    6,876      6,027      9,373      3,444        7,127
  Rental operating cost.................      645        635        631        784          724
                                          -------    -------    -------    -------    ---------
     Total cost of revenue..............   18,788     17,375     28,198     48,273       44,971
                                          -------    -------    -------    -------    ---------
       Gross profit.....................    4,584      4,985      7,372     15,795       14,425
                                          -------    -------    -------    -------    ---------
General and administrative expenses.....    1,152      1,736      1,957      3,425        2,746
Depreciation and amortization...........      653        745        722      1,079        1,393
                                          -------    -------    -------    -------    ---------
Operating income........................    2,779      2,504      4,693     11,291       10,286
Other income (expenses):
  Joint venture earnings (loss).........       64          6      1,131        (43)          16
  Interest expense, net.................   (1,628)    (1,475)    (2,127)    (2,748)      (2,101)
                                          -------    -------    -------    -------    ---------
     Total other income (expense).......   (1,564)    (1,469)      (996)    (2,791)      (2,085)
                                          -------    -------    -------    -------    ---------
Income before provision for income
  taxes.................................    1,215      1,035      3,697      8,500        8,201
Income taxes(3).........................       --         --         67      2,517        2,350
                                          -------    -------    -------    -------    ---------
Net income..............................  $ 1,215    $ 1,035    $ 3,630    $ 5,983    $   5,851
                                          =======    =======    =======    =======    =========
EARNINGS PER SHARE(4):
BASIC:
Net income..................................................  $    0.92
                                                              =========
Weighted-average number of common shares outstanding........  6,341,879
                                                              =========
DILUTED:
Net income..................................................  $    0.92
                                                              =========
Weighted-average number of common shares outstanding
  assuming dilution.........................................  6,363,219
                                                              =========

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                           1993       1994       1995       1996        1997
                                          -------    -------    -------    -------    --------
OPERATING DATA(2):
EBITDA (in thousands)(5)................  $ 3,753    $ 3,752    $ 6,812    $12,399    $ 12,680
Cash flows:
  Used in Operating Activities..........     (405)    (1,552)    (1,465)    (3,708)    (12,470)
  Provided by (Used in) Investing
     Activities.........................    1,084     (1,420)    (3,317)       818        (964)
  Provided by (Used in) Financing
     Activities.........................     (607)     2,680      5,221      3,988      12,954
Single-family homes:
  New contracts, net of cancellations...       --         --         --        210          --
  Closings..............................       --         --         --        173         134
  Backlog (at year end)(6)..............       --         --         --         37          --
  Homes remaining for sale (at year
     end)...............................       --         --         --          9           2
  Aggregate sales value of backlog
     (in thousands).....................       --         --         --    $ 2,970          --
  Average sales price per home closed...       --         --         --    $74,930    $ 82,521
Design-build projects:
  Number of contracts awarded...........       13         10          4          6           2
  Backlog (at year end) (in
     thousands)(7)......................  $30,826    $31,464    $52,075    $21,130    $ 36,420
Portfolio properties:
  Number of properties developed........        3          5          3          5           1
  Number of properties sold.............        2          7          3          3           3
  Number of properties owned (at year
     end)...............................       16         14         14         16          14

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                           1993       1994       1995       1996        1997
                                          -------    -------    -------    -------    --------
BALANCE SHEET DATA(2):
  Cash and cash equivalents.............  $   345    $    53    $   492    $ 1,590    $  1,110
  Real estate properties, net...........   24,393     25,154     31,966     38,808      51,298
  Total assets..........................   32,107     35,682     49,580     67,957      90,120
  Total debt............................   21,243     31,952     39,969     49,710      44,449
  Stockholders' equity..................    7,732        908      3,693      6,291      29,644

---------------
(1) In accordance with Generally Accepted Accounting Principles ("GAAP"), the income statement does not include construction revenue and costs incurred in connection with portfolio construction, but does include construction revenue and costs incurred in connection with the construction for entities which the Company does not control. Costs of portfolio construction are capitalized as improvements on the Company's Consolidated Balance Sheets and profit, if any, in connection with such activities is recognized only upon sale of the property.

(2) See Note 1 to the Company's consolidated financial statements regarding the Company's organization and basis of presentation prior to the Offering.

(3) Prior to October 1, 1995, JSI operated as an S corporation for income tax purposes and was, therefore, subject to no income taxes until October 1, 1995, at which time the Company was taxable as a C corporation. In addition, certain of the consolidated entities were partnerships for federal income tax purposes until consummation of the Offering and were, therefore, not subject to income taxes. The income taxes for 1993, 1994 and 1995 computed at a marginal effective rate of 34% would have been $413,000, $352,000 and $1,257,000, respectively.

(4) On June 24, 1997, the Company completed its Offering and became a public entity; therefore no earnings per share prior to that date are presented.

(5) Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBITDA") is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA is calculated by adding interest expense, income taxes, depreciation and amortization expense to net income. EBITDA should not be construed as an alternative to income from operations or cash flows from operating activities (as determined in accordance with GAAP).

(6) Represents the number of homes subject to pending sales contracts which have not closed.

(7) Represents the uncompleted portion of design-build construction under signed fixed-price contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

     The following discussion is based primarily on the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto and other financial information appearing elsewhere herein. The consolidated financial statements of the Company are comprised of the operations, assets and liabilities of the Company and of certain properties which were owned and operated by entities affiliated with and controlled by the Company prior to the completion of its initial public offering. These operations and properties were acquired by the Company in connection with the consummation of the Reorganization. See "Item 1. Business -- The Reorganization."

     The Company is an integrated real estate development company which engages in: (i) the design, development, construction and sale of single-family homes and portfolio properties, (ii) the performance of design-build services for third-party clients under fixed-price construction contracts and (iii) property operations and management which generate rental income and management fees. During the past three years, the Company has added residential property development to its business focus with its entry into the single-family home development business in 1995, which first generated sales in 1996 and its increased development of Tax Credit Projects.

     Revenue from home sales and portfolio property sales is recognized based upon the sales price at the time of closing. Revenue from construction contracts is recognized on the percentage-of-completion method, based upon the ratio of costs incurred to total estimated costs. All other revenue is based on accrual accounting. Revenue resulting from the sales of homes and portfolio properties as well as from the award and timing of design-build construction contracts may vary significantly from period to period.

     On September 30, 1995, the Company terminated its election to be treated as an S corporation for income tax purposes. As a result, effective October 1, 1995, the Company became subject to federal income tax.

     The following table represents the Company's results of operations expressed as percentages for the past three years.

RESULTS OF OPERATIONS

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                  1995       1996       1997
                                                  -----      -----      -----
Revenue:
  Construction revenue..........................   62.1%      65.4%      53.4%
  Sales of homes................................     --       20.2       18.7
  Sales of commercial properties................   27.7        7.4       19.4
  Rental revenue................................    9.9        6.1        6.0
  Other revenue.................................    0.3        0.9        2.5
                                                  -----      -----      -----
     Total revenue..............................  100.0      100.0      100.0
Cost of revenue:
  Cost of construction(1).......................   82.4       79.0       85.1
  Cost of homes sold(1).........................     --       84.6       91.7
  Cost of commercial properties sold(1).........   95.2       72.2       61.8
  Rental operating cost(1)......................   17.9       20.0       20.2
                                                  -----      -----      -----
     Total cost of revenue......................   79.3       75.3       75.7
                                                  -----      -----      -----
     Gross profit...............................   20.7       24.7       24.3
General and administrative expenses.............    5.5        5.3        4.7
Depreciation and amortization...................    2.0        1.7        2.3
                                                  -----      -----      -----
     Operating income...........................   13.2       17.7       17.3
Other income (expense):
  Joint venture earnings (loss).................    3.2       (0.1)        --
  Interest expense, net.........................   (6.0)      (4.3)      (3.5)
                                                  -----      -----      -----
     Total other income (expense)...............   (2.8)      (4.4)      (3.5)
                                                  -----      -----      -----
     Income before provision for income taxes...   10.4%      13.3%      13.8%
                                                  =====      =====      =====

---------------
(1) Shown as a percentage of the corresponding revenue item.

  1997 Compared to 1996

     Revenue. Total revenue was $59.4 million in 1997, representing a $4.7 million, or 7.3%, decrease from $64.1 million in 1996. Construction revenue was $31.7 million in 1997, representing a $10.2 million, or 24.3%, decrease from $41.9 million in 1996. This decrease was primarily due to greater construction activity in 1996 for five multi-family communities compared to three multi-family communities in 1997, one of which was a multi-family community in its initial stages of development at the end of 1997. This decrease was partially offset by the addition of two relatively large design-build projects under construction in 1997. Sales of homes were $11.1 million in 1997, representing a $1.9 million, or 14.7%, decrease from $13.0 million in 1996, primarily due to a larger single-family residential community sold in 1996 compared to the single-family residential community sold in 1997. Sales of commercial properties were $11.5 million in 1997, representing a $6.7 million, or 141.8%, increase from $4.8 million in 1996. This increase was primarily due to three property sales and three land sales in 1997 that yielded higher gross margins as compared to three property sales and two land sales in 1996. Rental revenue was $3.6 million in 1997, representing a $339,000, or 8.6%, decrease from $3.9 million in 1996, primarily due to sales of two commercial properties in 1996. Other revenue increased by $972,000 or 179.9%, from $536,000 in 1996 to $1.5 million in 1997. The increase was primarily due to additional commission income, management fees associated with new multi-family complexes and a gain on the sale of a real estate investment.

     Cost of Revenue. Total cost of revenue was $45.0 million in 1997, representing a $3.3 million, or 6.8%, decrease from $48.3 million in 1996. Cost of construction was $27.0 million in 1997, representing a $6.1 million, or 18.4%, decrease from $33.1 million in 1996, primarily due to a corresponding decrease in construction revenue. Cost of construction as a percentage of construction revenue increased to 85.1% in 1997 as compared to 79.0% in 1996, which was primarily due to a loss on a design-build project and an increase in indirect costs allocated to jobs. The loss was due to additional costs incurred which were not part of the original contract. Cost of homes sold was $10.1 million in 1997, representing a $828,000, or 7.6%, decrease from $11.0 million in 1996, which was primarily due to the decrease in sales of homes. Cost of homes sold as a percentage of home sales revenue increased to 91.7% in 1997 from 84.6% in 1996 primarily due to increased construction costs and increased indirect cost allocation. Cost of commercial properties sold was $7.1 million in 1997, representing a $3.7 million, or 106.9%, increase from $3.4 million in 1996, due primarily to the increase in sales of commercial properties. Cost of commercial properties sold as a percentage of sales of commercial properties decreased to 61.8% in 1997 compared to 72.2% in 1996, primarily due to higher gross margins on three property sales and three land sales in 1997 compared to 1996. Rental operating costs were $724,000 in 1997, representing a $60,000, or 7.7%, decrease from $784,000 in 1996. Gross profit as a percentage of revenue decreased slightly to 24.3% in 1997 compared to 24.7% in 1996 generally due to increased construction costs.

     General and Administrative Expenses. General and administrative expenses were $2.7 million in 1997, representing a $679,000, or 19.8%, decrease from $3.4 million in 1996, primarily due to an increase in indirect costs allocated to jobs partially offset by an increase in salary expense associated with an increase in the number of employees related to the Company's expansion and growth. General and administrative expenses as a percentage of total revenue were 4.6% in 1997 compared to 5.3% in 1996, primarily due to a lower revenue base in 1997.

     Depreciation and Amortization. Depreciation and amortization was $1.4 million in 1997, representing a $314,000, or 29.1%, increase from $1.1 million in 1996, primarily due to increases in equipment purchases from the further expansion into certain subcontracting trades as well as an increase in the amortization of financing fees associated with borrowings incurred for land acquisition and development.

     Interest Expense, Net. Interest expense, net, was $2.1 million in 1997 representing a $647,000, or 23.5%, decrease from $2.7 million in 1996, primarily due to additional debt associated with the conversion of construction financing into permanent or mini-permanent financing for portfolio projects, which was partially offset by debt retirement associated with the sale of commercial properties and the recognition of $865,000 in interest income from Tax Credit Partnerships.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $8.2 million, representing a $299,000, or 3.5%, decrease from $8.5 million in 1996. Income before provision for income taxes as a percentage of total revenue increased to 13.8% in 1997 compared to 13.3% in 1996.

  1996 Compared to 1995

     Revenue. Total revenue increased by $28.5 million, or 80.1%, from $35.6 million in 1995 to $64.1 million in 1996. Construction revenue increased by $19.8 million, or 89.6%, from $22.1 million in 1995 to $41.9 million in 1996, primarily due to construction on four Tax Credit Projects and contract additions on a Tax Credit Project completed in 1995. The Company receives revenue as both general contractor and developer from the development of Tax Credit Projects. The commencement of sales of single-family homes in January 1996 resulted in home sales of $13.0 million in 1996. Sales of commercial properties decreased by $5.1 million, or 51.5%, from $9.9 million in 1995 to $4.8 million in 1996. Sales of commercial properties for 1995 reflect three property sales and five land sales compared to three property sales and two land sales for 1996. Rental revenue increased by $391,000, or 11.1%, from $3.5 million in 1995 to $3.9 million in 1996, primarily due to rent increases and changes in the portfolio of operating properties held during 1995 and 1996.

     Cost of Revenue. Total cost of revenue increased by $20.1 million, or 71.2%, from $28.2 million in 1995 to $48.3 million in 1996. Cost of construction increased by $14.9 million, or 81.8%, from $18.2 million in 1995 to $33.1 million in 1996, primarily due to a corresponding increase in construction revenue. Cost of construction as a percentage of construction revenue decreased from 82.4% in 1995 to 79.0% in 1996. This decrease was primarily due to the Company beginning, in 1996, to perform certain subcontracting trades on its construction projects and revenues from change orders approved in 1996 relating to work performed on a Tax Credit Project in 1995. Cost of homes sold was $11.0 million in 1996, which represents 84.6% of home sales. Cost of commercial properties sold decreased $5.9 million, or 63.3%, from $9.4 million in 1995 to $3.4 million in 1996. Cost of commercial properties sold as a percentage of sales of commercial properties decreased from 95.2% in 1995 to 72.2% in 1996, due primarily to the greater number of land sales in 1995 which tend to have a lower profit margin than sales of operating properties. Rental operating costs increased by $153,000, or 24.2%, from $631,000 in 1995 to $784,000 in 1996, primarily due to the net addition of two rental properties placed in service in 1996. Rental operating costs as a percentage of rental revenue increased from 17.9% in 1995 to 20.0% in 1996, primarily due to increased operating costs from additional portfolio properties which were in initial lease-up in 1996.

     General and Administrative Expenses. General and administrative expenses increased by $1.4 million, or 75.0%, from $2.0 million in 1995 to $3.4 million in 1996. This increase was primarily due to an increase in salary expense associated with an increase in the number of employees related to the Company's expansion into homebuilding, certain subcontracting trades and retail operations. General and administrative expenses as a percentage of total revenue decreased from 5.5% in 1995 to 5.3% in 1996 as a result of spreading the costs over a larger revenue base.

     Depreciation and Amortization. Depreciation and amortization increased by $357,000, or 49.4%, from $722,000 in 1995 to $1.1 million in 1996, primarily due to rental properties placed in service and the purchase of equipment for subcontracting trades.

     Joint Venture Earnings (Loss). Joint venture earnings (loss) decreased approximately $1.2 million, or 103.8%, from $1.1 million in 1995 to a loss of $43,000 in 1996. The decrease was due to the sale of an apartment complex by a partnership in which the Company had a general partner interest. Subsequent to 1995, the Company's only joint venture activity was its interest in Tax Credit Partnerships, which hold properties for long-term investment.

     Interest Expense. Net interest expense increased by $621,000, or 29.2%, from $2.1 million in 1995 to $2.7 million in 1996, primarily due to an increase in the average amount of debt outstanding due to additional borrowings incurred for land acquisition and development and an increase in the average interest rate, offset, in part, by a decrease in interest income due to a reduction in notes receivable outstanding.

     Income Before Provision For Income Taxes. As a result of the foregoing factors, income before provision for income taxes increased by $4.8 million, or 130.0%, from $3.7 million in 1995 to $8.5 million in 1996. Income before provision for income taxes as a percentage of total revenue increased from 10.4% in 1995 to 13.3% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On June 24, 1997, the Company completed its initial public offering of 2,275,000 shares of Common Stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development, (iii) $2.8 million to acquire the interests of various third party partners in certain properties and (iv) approximately $800,000 for development activities and general corporate purposes.

     Concurrently with the closing of the Offering, the Contributing Stockholders contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by the Notes were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of Common Stock and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock. The warrants were exercisable at $9.90 per share if the Company achieved specified levels of after-tax net income in 1997 and 1998. The actual level of after-tax net income in 1997 was below the specified level and therefore the warrants lapsed.

     The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with cash on hand at December 31, 1997 will be sufficient to provide for its capital requirements for at least the next 12 months.

     Net cash used in operating activities for the years ended December 31, 1995, 1996 and 1997 was $1.5 million, $3.7 million and $12.5 million, respectively. This increase was primarily due to increases in properties in development, construction contracts receivable and other assets and prepaid expenses. Construction contracts receivable on the Consolidated Balance Sheets increased from $1.0 million in 1996 to $3.0 million in 1997. Properties under development increased from $10.5 million 1996 to $21.6 million in 1997.

     Net cash provided by (used in) investing activities for the years ended December 31, 1995, 1996 and 1997 was $(3.3) million, $818,000 and $(964,000), respectively. The increase from 1995 to 1996 was primarily due to a decrease in expenditures for property acquisitions and improvements in 1996. The decrease from 1996 to 1997 in cash provided by investing activities is primarily due to a decrease in notes receivable and capital contributions to joint ventures, which were partially offset by an increase in proceeds from sales of commercial properties.

     Net cash provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was $5.2 million, $4.0 million and $13.0 million, respectively. Financing activity in 1995 and 1996 consisted primarily of new borrowings and refinancings which exceeded loan payments, loan retirements and distributions. The increase from 1996 to 1997 was primarily due to the net effect of the proceeds from the Offering and certain amounts paid in conjunction with the IPO.

     The Company has utilized, and will continue to utilize, options as a method of controlling and subsequently acquiring land. By controlling land through options on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. While the Company attempts to prudently manage its acquisition and development of property, the development of such property can have a negative impact on liquidity due to the timing of acquisition and development activities.

     If strategic acquisitions or joint venture opportunities arise, the capital resources of the Company may be utilized to undertake such opportunities. The timing and nature of these opportunities cannot be predicted and the financing of any future strategic acquisition or joint venture may take a variety of forms.

     The Company anticipates that development of portfolio projects during 1998 will cost approximately $5.1 million in the aggregate, substantially all of which are expected to be financed with construction loans. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property. The Company also expects to purchase approximately $966,000 of construction and computer equipment during 1998.

     The Company has entered into various transactions with related parties during the year ended December 31, 1997. All such material transactions have been approved by at least a majority of the Board of Directors of the Company, including a majority of the disinterested members of the Board of Directors, and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     At December 31, 1997, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $17.4 million, representing developer fees and land and construction costs. Of such amount, approximately $4.6 million is payable to the Company by the Tax Credit Partnerships from loan proceeds and additional capital contributions of the investor limited partners. The Company anticipates that all of the loan proceeds and capital contributions will be paid to the Company during 1998. The approximate $12.8 million balance is payable to the Company from net operating cash flow of the Tax Credit Partnerships. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

     The Company is approximately 40% complete with the construction of a Tax Credit Project known as Rancho Mesa. The Company is in the planning stages of two additional projects known as South Valley Apartments and Spanish Hills Apartments. Construction of these projects is dependent upon an allocation of private activity bond capitalization from the requisite local governments, Clark County, Nevada and the city of Sparks, Nevada, as well as the state of Nevada.

     During 1997, a tenant, Levitz Furniture declared bankruptcy and Levitz has neither affirmed or rejected the lease. The local Levitz store was one of the more profitable stores in the national chain. The Company believes it will be successful in its re-leasing of the property, should Levitz reject the lease. Levitz is current on its rental payments under this lease.

     The Company has made its capital contributions to the five Tax Credit Partnerships which own completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.7 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

     On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit will be secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement also subjects the Company to certain financial covenants.

BACKLOG

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At December 31, 1996 and December 31, 1997, the Company had 37 homes and 0 homes, respectively, in backlog, representing aggregate sales values of approximately $3.0 million and $0, respectively.

     As part of its sales and marketing efforts, the Company builds and maintains model homes in each of its active communities. The Company also builds homes which are under construction or completed for which the Company does not yet have sales contracts ("speculative homes") on a project-by-project basis. See "Item 1. Business -- Development Activities -- Homebuilding -- Marketing and Sales." It is possible that, in the event of adverse economic or other business conditions affecting home buying activity in the Company's markets, the Company may be required to reduce prices or provide sales incentives to liquidate its inventory of model or speculative homes. It is also possible that the Company could be required to reduce prices or provide sales incentives to sell its model homes at the conclusion of a particular community. Either of these actions, if taken, could have the effect of depressing the Company's gross margin for the relevant periods.

     The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At

December 31, 1996 and December 31, 1997, the Company had backlog under its design-build contracts of approximately $21.1 million and $36.4 million, respectively.

EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES

     Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company has outstanding approximately $14.3 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 8.41% per annum at December 31, 1997. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company may increase.

     The potential adverse impact of inflation on the Company's rental operations is mitigated by the inclusion of rent adjustment clauses in its longer-term nonresidential leases and by generally requiring tenants to pay their share of operating expenses, including common area maintenance, real property taxes, insurance and utilities. The Company's shorter-term nonresidential leases and its residential leases, which are typically for terms of 6 or 12 months, permit the Company to seek increased rents upon renewal or reletting of the leased space.

     Management believes that the Company's future homebuilding activities may be affected by fluctuations in interest rates and changing prices. Higher interest rates may decrease the demand for new homes by making it more difficult for home buyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to the potential buyers. In addition, the Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily as a result of higher land acquisition and land development costs, as well as higher costs of labor and materials. The Company attempts to pass on to its customers any increase in costs through higher sales prices. There can be no assurance that inflation will not have a material impact on the Company's future results of operations.

VARIABILITY OF RESULTS AND SEASONALITY

     The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others, (i) the timing of home and other property sale closings, (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms, (iii) the timing of receipt of regulatory approvals for the construction of homes and other development projects, (iv) the condition of the real estate market and the general economic conditions in the greater Las Vegas metropolitan area, (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties, (vi) the timing of the completion of construction of the Company's homes and other portfolio properties and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close new home purchases either prior to the start of a new school year or prior to the end of year holiday season.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, Reporting Comprehensive Income, ("SFAS 130") in June 1997 which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards in segment reporting in the financial statements.

     SFAS 130 and 131 address financial statement disclosures and, as a result, will not have an impact on the consolidated financial results of the Company nor would result in disclosures that would be materially different than those included in the Company's consolidated financial statements.

YEAR 2000

     The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the year 2000 issue ("Y2K") and has developed a plan to resolve the issue. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, systems may not properly recognize date sensitive information when the date changes to the year 2000, leading to erroneous information, miscalculations and possible system(s) failure.

     In 1997, the Company commenced a Y2K date conversion project to address all necessary code changes, testing and implementation for all of its systems. Additionally, a continued compliance program has been implemented to ensure compliance with new software beyond the year 2000. The necessary reprogramming and testing will occur during 1998 and project completion is planned for the middle of 1999. The costs associated with this project are not anticipated to materially affect the company's liquidity, financial position or results of operations. The Company presently believes that, with modifications to existing software and conversion to new software, the Y2K problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Y2K problem may have a material impact on the operations of the Company.

     The Company is currently working with external vendors, service providers and others to ensure compliance with Y2K and plans to perform testing with the external sources during late 1998 and 1999. However, there can be no assurance that the systems of these other external companies upon which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

  Special Cautionary Notice Regarding Forward-Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically wishes to advise readers that the factors listed under the captions "Liquidity and Capital Resources," "Effects of Changing Prices, Inflation and Interest Rates" and other risk factors including but not limited to: the primary dependence on the greater Las Vegas area; homebuilding and other real estate development and investments; indebtedness; potential inability to obtain future financing; variability, erratic weather conditions and seasonality of results; dependence on key personnel; control by current stockholders; regulatory and environmental risks; and expansion into new markets could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as anticipated, believed, established or expected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included under Item 14. of Part IV of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers and Directors of the Company as of December 31, 1997:

                NAME                     AGE                    POSITION(S)
                ----                     ---                    -----------
James C. Saxton......................    61     Chairman of the Board of Directors, Chief
                                                  Executive Officer and President
Douglas W. Hensley...................    43     Executive Vice President, Chief Financial
                                                Officer and Director
Marc S. Hechter......................    45     Senior Vice President of Business Affairs
                                                  and Director
Michele Saxton-Pori..................    29     Executive Vice President and Director
Timothy J. Adams.....................    36     General Counsel and Director
Brian Moffitt........................    43     Vice President Construction Technologies
Jeffrey A. Pori......................    31     Vice President of Marketing and Commercial
                                                  Development
Michael Etter........................    52     Vice President of Construction
Bruce Barton.........................    45     Vice President of Development
Paul Eisenberg.......................    71     Director
Bernard J. Mikell, Jr................    59     Director
Robert L. Seale......................    56     Director

     Messrs. Hensley, Hechter, Adams, Eisenberg, Mikell and Seale joined the Board of Directors concurrently with the closing of the Offering in June 1997.

     James C. Saxton founded the Company in 1986 and has served as its Chairman, Chief Executive Officer and President since its formation. For the two years prior to the formation of the Company, Mr. Saxton concentrated on the development in Las Vegas of privately owned construction projects financed through private investments. From 1970 to May 1984, Mr. Saxton was employed by Intel Corporation in various sales and management positions.

     Douglas W. Hensley has served as Chief Financial Officer of the Company since March 1990, as Executive Vice President of the Company since January 1994 and as Director since June 1997. Mr. Hensley joined the Company as Corporate Controller in February 1990. Prior to joining the Company, Mr. Hensley was with Henson, Stewart & Hensley, Certified Public Accountants, for six years, the last three years as a partner.

     Marc S. Hechter has served as Senior Vice President of Business Affairs since May 1995 and Director of the Company since June 1997, having served since May 1995 as Senior Vice President of Finance. From July 1993 to May 1995, Mr. Hechter served as a director of Jayne, Hechter and Company, Inc., a consulting firm providing strategic planning and financial advice. In such position, Mr. Hechter served as a financial consultant to the Company from March 1994 to May 1995. Mr. Hechter served as Assistant General Manager of Administration for the Nevada State Industrial Insurance System from December 1991 to July 1993, and as Vice President of Wadhams and Associates, Inc. from August 1990 to December 1991. Mr. Hechter was a past Administrator of the Nevada Housing Division.

     Michele Saxton-Pori, Executive Vice President and Director has served the Company in various capacities with increasing levels of responsibility since June 1990. The positions included: planning assistant, planning director, marketing representative, financial analyst, Vice President of Development and as a Director since the Company's formation. Ms. Saxton-Pori is James Saxton's daughter.

     Timothy J. Adams has served as General Counsel of the Company since October 1996 and a Director of the Company since June 1997. From July 1987 to September 1996, Mr. Adams was engaged in the private practice of law, most recently as a partner of Adams & Tobler, Ltd. Mr. Adams has acted as counsel to the Company since 1993.

     Brian Moffitt has been the Senior Vice President of Design and Construction Technologies of the Company since July 1997. He is a member of the American Institute of Architects with over 16 years professional experience. He joined Saxton in March 1997 after having been a principal and owner of Architronics and Moffitt Design Group from June 1987 to January 1995. Mr. Moffitt is a former member of the City of Las Vegas Planning Commission.

     Jeffrey A. Pori has served as Vice President of Marketing and Sales of the Company since April 1995. Mr. Pori also serves as President of the Company's licensed real estate brokerage subsidiary. Mr. Pori joined the Company as Leasing Manager in April 1991 and was promoted to Director of Marketing in December 1992. Prior to joining the Company, Mr. Pori served as a sales representative for Nevada Advertising from October 1990 to March 1991.

     Michael Etter has served as Vice President of Construction and General Manager of Walden, a division of Saxton Inc. since February 1996. Mr. Etter joined the Company as Director of Purchasing and Construction Services in October 1995. From April 1991 to September 1995, Mr. Etter owned and operated Desert Sands Masonry, a masonry subcontractor located in Orange County, California.

     Bruce G. Barton joined the Company as Vice President of Development in 1998. Mr. Barton is a native of Las Vegas and has been involved with the design, construction, development and brokerage of real property assets since 1974. In March 1996, he joined Carson Construction to assist with construction management and project development. Since October 1995, Mr. Barton has owned and operated Commercial Development Brokerage specializing in commercial real estate in Las Vegas. Prior to this, between July 1985 and May 1995, he held positions as director and Vice President of Commercial Development with American Nevada Corporation, one of Nevada's largest master planned community developers.

     Paul Eisenberg has served as a Director since June 1997 and is a retired certified public accountant. Prior to his retirement in 1991, Mr. Eisenberg was a partner in Eisenberg & Kimmell, Certified Public Accountants, for five years.

     Bernard J. Mikell, Jr. has served as a Director since June 1997 and has been engaged in the private practice of law, legislative advocacy and financial consulting since August 1995. From July 1994 to August 1995, Mr. Mikell served as Senior Vice President, Public Finance for Sutro & Co. Incorporated. From April 1991 to July 1994, Mr. Mikell was engaged in the private practice of law and financial consulting. Other previous positions include Vice President, Municipal Finance for Goldman, Sachs & Co., Vice President, Public Finance for Dean Witter Reynolds Inc. and General Counsel of the California Housing Finance Agency.

     Robert L. Seale has served as a Director since June 1997. Mr. Seale has served as the elected Treasurer of the state of Nevada since January 1991. Prior thereto, Mr. Seale was Managing Partner of Pangborn & Co.,
Ltd., Certified Public Accountants, from 1983 to 1989. Mr. Seale is a past president of the National Association of State Treasurers.

     Each Director holds office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Officers serve at the pleasure of the Board of Directors.

     The Board of Directors established an Audit Committee and a Compensation Committee in November 1997. Messrs. Eisenberg, Mikell and Seale were appointed to the Audit Committee with Mr. Seale serving as chairman. The Audit Committee is responsible for reviewing the audited financial statements of the Company and making recommendations to the full Board on matters concerning the Company's audits and the selection of independent public accountants.

     During 1996, compensation of executive officers of the Company was determined by James C. Saxton, Chairman, Chief Executive Officer and President of the Company. With the completion of the Offering, a Compensation Committee was also formed comprised of outside directors. Messrs. Mikell, Eisenberg and Seale were appointed to the Compensation Committee with Mr. Mikell serving as chairman. The Compensation Committee is responsible for establishing salaries, bonuses and other compensation for the Company's executive officers and administering the Company's Management Stock Option Incentive Plan. See "Item
11. Executive Compensation -- Stock Option Plans -- Management Stock Option Incentive Plan."

DIRECTOR COMPENSATION

     Directors do not presently receive any compensation for their services. The Company anticipates that Directors who are not employees of the Company will receive a fee of $625 per Board meeting attended and will be reimbursed for certain expenses incurred in attending Board and committee meetings. No fee will be payable for participation in Board committee meetings. In addition, such directors will be eligible to participate in the Company's Non-Employee Director Stock Option Plan. See "Item 11. Executive Compensation -- Stock Option
Plans -- Non-Employee Director Stock Option Plan." Directors who are employees of the Company will not receive additional compensation for service as a Director.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid during the year ended December 31, 1997 to the Company's Chief Executive Officer and each other executive officer of the Company whose cash compensation exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                       ---------------------------------      LONG-TERM
                                                            OTHER ANNUAL    COMPENSATION      ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR    SALARY     BONUS    COMPENSATION   AWARDS/PAYMENTS   COMPENSATION
 ---------------------------    ----   --------   -------   ------------   ---------------   ------------
James C. Saxton...............  1997   $341,800   $    --     $     --         $    --         $  2,204(1)
  Chairman, President and
  Chief Executive Officer
Douglas W. Hensley............  1997     80,417    33,500           --              --            2,204(1)
  Executive Vice President and
  Chief Financial Officer
Jeffrey A. Pori...............  1997     39,012        --           --              --          128,005(2)
  Vice President of Marketing
  and Commercial Development
Timothy J. Adams..............  1997     80,000    40,000           --              --            2,204(1)
  General Counsel

---------------
(1) Represents medical premiums paid by the Company.

(2) Represents commissions paid.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning grants of stock options or stock appreciation rights ("SARs") made during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                                                   INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE
                                  ---------------------------------------------------     VALUE AT ASSUMED
                                   NUMBER OF      PERCENT OF                               ANNUAL RATES OF
                                   SECURITIES       TOTAL                                    STOCK PRICE
                                   UNDERLYING    OPTIONS/SARS                               APPRECIATION
                                  OPTIONS/SARS    GRANTED TO    EXERCISE                   FOR OPTION TERM
                                    GRANTED      EMPLOYEES IN    PRICE     EXPIRATION   ---------------------
              NAME                    (#)        FISCAL YEAR     ($/SH)       DATE        5%($)      10%($)
              ----                ------------   ------------   --------   ----------   ---------   ---------
James C. Saxton.................         --            --%       $  --           --     $     --    $     --
Douglas W. Hensley..............     25,000          11.1         8.25      6/30/07      119,398     308,085
Jeffrey A. Pori.................     25,000          11.1         8.25      6/30/07      119,398     308,085
Timothy J. Adams................     25,000          11.1         8.25      6/30/07      119,398     308,085

AGGREGATE OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

     The follow table sets forth certain information concerning unexercised stock options held by the Name Executive Officers as of December 31, 1997.

                                                               NUMBER OF SHARES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                  OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                   SHARES                       FISCAL YEAR-END             FISCAL YEAR-END(1)
                                 ACQUIRED ON    VALUE     ---------------------------   ---------------------------
             NAME                 EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                -----------   --------   -----------   -------------   -----------   -------------
James C. Saxton................      --          --             --             --         $    --        $   --
Douglas W. Hensley.............      --          --         61,447         25,000          47,621            --
Jeffrey A. Pori................      --          --          3,067         27,045           2,377         1,585
Timothy J. Adams...............      --          --             --         25,000              --            --

---------------
(1) Amounts calculated by subtracting the exercise price of the options from the value of the underlying Common Stock on December 31, 1997, which was the closing market price on December 31, 1997 of $6.875 per share.

EMPLOYMENT AGREEMENT

     The Company has entered into a three-year employment agreement with James
C. Saxton, the Company's President and Chief Executive Officer, which terminates on March 10, 2000, subject to automatic one-year renewals unless either the Company or Mr. Saxton gives 60 days prior notice to the other of its desire not to renew. Pursuant to the terms of such agreement, Mr. Saxton will be entitled to receive a base salary of $360,000 per year, increasing each year by 3% or such other amount as is determined by the Board of Directors in its discretion, and will receive supplemental life insurance and long-term disability insurance at the Company's expense. Mr. Saxton will also be eligible to receive an annual bonus at the discretion of the Board of Directors. The agreement requires Mr. Saxton to devote his full-time attention and energies to the Company's business and contains restrictive covenants pursuant to which Mr. Saxton has agreed not to compete with the Company, within 90 miles of any location in which the Company or any affiliate is doing business, for a period of one year following termination of his employment if such termination is the result of the Company's termination of Mr. Saxton "for cause" (as such term is defined in the employment agreement), Mr. Saxton's election not to renew the agreement at the end of any term thereof or if Mr. Saxton terminates the agreement for other than "good reason" (as such term is defined in the employment agreement). The agreement further provides that if Mr. Saxton is terminated other than "for cause," Mr. Saxton will be entitled to receive any unpaid compensation accrued through the last day of his employment together with certain severance payments. There were no other employment agreements with Directors, executive officers, or key employees of the Company at December 31, 1997.

INDIVIDUAL STOCK OPTION AGREEMENTS

     In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and a consultant under separate letter agreements, including options to purchase 61,447 shares to Douglas W. Hensley and options to purchase 5,112 shares to Jeffrey A. Pori. Options to purchase 23,497 shares lapsed upon termination of certain employees' employment without vesting.

     The options granted to Mr. Hensley vested as to 20% of the shares on December 29, 1995 and as to an additional 30% of the shares on December 29, 1996. The remaining shares underlying Mr. Hensley's options vested on December 29, 1997. The options granted to others vested as to 20% of the shares on December 29, 1995 and as to an additional 20% on December 31, 1996 and as to an additional 20% on December 31, 1997. The remaining 40% will vest 20% per year on December 29 of each of the next two years. All options are exercisable from the date of vesting through December 28, 2004, at an exercise price of $6.10 per share, the fair market value of the underlying shares on the date of grant, as determined by the Board of Directors in good faith. The Company intends to register and qualify the stock underlying the options for resale under federal and state securities laws during the second quarter of 1998.

STOCK OPTION PLANS

  Management Stock Option Incentive Plan

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to purchase Common Stock, up to a maximum of 500,000 shares. All officers, employees (including employees who are Directors), consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees will be eligible to receive incentive stock options. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 25,000 shares in any year. As of December 31, 1997, the Company has awarded an aggregate of 226,100 net of forfeitures and expired options, Common Stock options to certain executive officers and employees of the Company pursuant to the Option Plan. Options to purchase an aggregate of 105,000 shares were granted to executive officers of the Company, including 15,000 shares each to Messrs. Hechter and Etter and options to purchase 25,000 shares each to Douglas W. Hensley, Tim Adams and Jeffrey A. Pori. All the foregoing options were issued at an exercise price equal to the initial public offering price of $8.25. These options are exercisable for a period of ten years and six months from the date of grant ranging from June 30, 1997 to September 30, 1997, and vest ratably over a five year period commencing on the date of grant. In the event that the employment of any optionee terminates during the exercise period, the options will lapse 30 days following such termination of employment.

     The Option Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Committee"), which, subject to the terms of the Option Plan, will have the authority in its sole discretion to determine (i) the individuals to whom options shall be granted, (ii) the time or times at which options may be exercised, (iii) the number of shares subject to each option, the option price and the duration of each option granted and (iv) all of the other terms and conditions of options granted under the Option Plan, including the period during which options may be exercised following the optionee's termination of employment or other relationship with the Company. The exercise price of incentive stock options granted under the Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of optionees who own more than 10% of the combined voting power of the Company and its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of optionees who own more than 10% of the combined voting power of the Company and its subsidiaries). These limits do not apply to non-qualified options. Options granted under the Option Plan will not be transferable other than by will or the laws of descent and distribution.

     Upon the occurrence of certain extraordinary events, appropriate adjustments will be made by the Board of Directors to preserve, but not to increase, the benefits to option holders, including adjustments to the aggregate number and kind of shares subject to outstanding options and the per share exercise price.

     The Option Plan is of indefinite duration, however, no grant of incentive stock options will be permitted to be made under the Option Plan more than 10 years after its date of adoption. The Board of Directors will have authority to terminate or to amend the Option Plan without the approval of the Company's stockholders unless stockholder approval is required by law or by stock exchange or Nasdaq requirements applicable to the Company. The Board of Directors or the Committee may amend the terms of any option granted under the Option Plan. No amendment of any option or amendment or termination of the Option Plan that impairs the rights of any holder of outstanding options may be made without the consent of such holder.

  Non-Employee Director Stock Option Plan

     The Company also adopted a Non-Employee Director Stock Option Plan (the "Director Plan") in conjunction with the closing of the Offering. The Director Plan provides for the grant of non-qualified options to purchase Common Stock to the members of the Company's Board of Directors who are not employees. The maximum number of shares of Common Stock which are available for issuance under the Director Plan is 50,000. The Director Plan is administered by the Board of Directors.

     Under the Director Plan, each person who becomes a non-employee director is automatically granted, as of the date of his election or appointment to the Board of Directors, an initial option to purchase 500 shares of Common Stock. On the first trading day of each April commencing with April 1998, each non-employee director then serving on the Board of Directors and who has served for at least three months is granted an option to purchase an additional 500 shares of Common Stock. Options granted under the Director Plan have an exercise price equal to the fair market value of the shares on the date of grant and are generally exercisable one year from the date of grant. Options granted under the Director Plan have a term of 10 years from the date of grant and are not transferable other than by will or the laws of descent and distribution.

     Upon the occurrence of certain extraordinary events, appropriate adjustments will be made by the Board of Directors to preserve, but not to increase, the benefits to option holders, including adjustments to the aggregate number and kind of shares subject to outstanding options and the per share exercise price. In addition, options will become immediately exercisable upon a change of control (as defined in the Director Plan).

     The Director Plan is of indefinite duration. The Board of Directors will have authority to terminate or to amend the Director Plan without the approval of the Company's stockholders unless stockholder approval is required by law or by stock exchange or Nasdaq requirements applicable to the Company. No such amendment may impair the rights of any holder of outstanding options without the consent of such holder.

PROFIT SHARING PLAN AND EMPLOYEE STOCK OWNERSHIP PLAN

     On December 31, 1994, JSI established the Jim Saxton, Inc. Profit Sharing Plan (the "Profit Sharing Plan") for its eligible employees. On December 29, 1995, the Company adopted the Saxton Incorporated Employee Stock Ownership Plan (the "ESOP") and Trust (the "ESOP Trust"). In connection with the merger of the Company and JSI on December 31, 1995, the Profit Sharing Plan was merged into the ESOP and the assets of the trust established under the Profit Sharing Plan were transferred to the ESOP Trust.

     An "employee stock ownership plan" (as defined in Section 407(d)(6) of Employee Retirement Income Security Act of 1974 ("ERISA") and Section 4975(e)(7) of the Internal Revenue Code) is designed to invest primarily in "qualifying employer securities" of the Company. The account balances of participants in the Profit Sharing Plan transferred to the ESOP Trust were invested by the ESOP Trust in the Company's Common Stock. Thereafter, the Company may make periodic contributions to the ESOP Trust out of its net profits in amounts determined by the Board of Directors, which contributions may be made in cash or in shares of the Company's Common Stock. Amounts contributed in cash will be used to purchase shares of the

Company's Common Stock. The ESOP Trust currently holds 44,142 shares of the Company's Common Stock.

     Participants in the Profit Sharing Plan on December 31, 1995 were immediately eligible to participate in the ESOP. All other employees will become eligible to participate in the ESOP on the first day of the ESOP plan year coinciding with or next following the date the employee completes one year of service with the Company, although eligibility to participate in the salary deferral feature described below may commence at an earlier date. Contributions by the Company to the ESOP for the benefit of a participating employee will vest over a seven-year period of participation in the ESOP and will be held in trust until distributed pursuant to the terms of the ESOP.

     The ESOP also includes a salary deferral feature (the "401(k) Feature") which, if activated by the Company, will permit employees of the Company participating in the ESOP to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions by the Company may be made in amounts and at times determined by the Company. Matching contributions by the Company, if any, under the 401(k) Feature for the benefit of a participating employee will vest over a seven-year period of participation in the ESOP and will be held in trust, together with the participants' deferrals, until distributed pursuant to the terms of the 401(k) Feature. The 401(k) Feature will be available to ESOP participants only for those plan years which the Board of Directors of the Company determines that the 401(k) Feature shall apply.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     The Company's Articles of Incorporation provide that, pursuant to Nevada law, each Director shall not be liable for monetary damages for breach of the directors' fiduciary duty as a Director of the Company and its stockholders. In addition, the Company's Bylaws provide that the Company will indemnify its Directors and officers and may indemnify its employees and other agents to the fullest extent permitted by law. The Company also contemplates entering into indemnification agreements with its officers and Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 5, 1998 with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each person or group who was on such date the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each Director of the Company,
(iii) each Named Executive Officer and (iv) all Directors and executive officers of the Company as a group.

                                                                 SHARES           PERCENTAGE OF
                                                              BENEFICIALLY            SHARES
                    NAME AND ADDRESS(1)                       OWNED(2)(3)       BENEFICIALLY OWNED
                    -------------------                       ------------      ------------------
James C. and Dorothy J. Saxton(4)...........................   3,715,798               48.8%
Michele Saxton-Pori.........................................     531,611                7.0%
Lee-Ann Saxton(5)...........................................     531,378                7.0%
James C. Saxton II..........................................     530,000                7.0%
Douglas W. Hensley(5)(6)(7).................................      89,388                1.2%
Marc S. Hechter(6)(7).......................................      30,337                  *
Jeffrey A. Pori(6)..........................................      29,563                  *
Timothy J. Adams(5)(7)......................................      25,000                  *
Paul Eisenberg(7)...........................................          --                 --
Bernard J. Mikell, Jr.(7)...................................          --                 --
Robert L. Seale(7)..........................................          --                 --
All Directors and executive officers as a group (12
  persons)(8)...............................................   4,421,697               58.2%

---------------
  * Less than 1%.

(1) The address of each beneficial owner of more than five percent of the outstanding Common Stock is 5440 West Sahara Avenue, Third Floor, Las Vegas, Nevada 89102.

(2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares of Common Stock shown.

(3) Includes shares allocated to the account of the following individuals and for all Directors and executive officers as a group under the Company's
    ESOP: James C. Saxton -- 5,798 shares; Michele Saxton-Pori -- 1,611 shares; Lee-Ann Saxton -- 1,378 shares; Douglas W. Hensley -- 2,941 shares; and all directors and executive officers as a group -- 13,224 shares. ESOP participants have sole discretion as to voting of such allocated shares.

(4) Includes 1,860,798 shares beneficially owned by James C. Saxton and 1,855,000 shares beneficially owned by Mr. Saxton's wife, Dorothy J. Saxton. Mr. and Mrs. Saxton may each be deemed to beneficially own the shares owned by the other.

(5) Does not include 27,460 shares owned by the Company's ESOP Trust which are not currently allocated to the account of any ESOP participants. The voting of such unallocated shares may be directed by Lee-Ann Saxton, Douglas W. Hensley and Timothy J. Adams as members of the ESOP Administrative Committee. Ms. Saxton and Messrs. Hensley and Adams each disclaim beneficial ownership of all such shares.

(6) Represents shares which may be acquired upon exercise of options exercisable within 60 days.

(7) Messrs. Hensley, Hechter, Adams, Eisenberg, Mikell and Seale were appointed to the Board of Directors concurrently with the closing of the Offering.

(8) Includes 1,855,000 shares owned by Dorothy J. Saxton, as to which James C. Saxton may be deemed to beneficially own, and an aggregate of 79,851 shares which may be acquired by Messrs. Hensley, Hechter and Pori upon the exercise of options exercisable within 60 days. Excludes shares owned by Lee-Ann Saxton and James C. Saxton II, who are not executive officers or Directors of the Company.

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1994, the Company distributed to the Contributing Stockholders $6.5 million of the Company's Subordinated Dividend Notes (see Note 12 of Notes to consolidated financial statements included elsewhere herein) representing the Company's estimated undistributed S corporation earnings as of December 31, 1994. The Subordinated Dividend Notes were non-interest bearing, had 10-year terms and were subordinated to all existing debt of the Company. In September 1996, the Company distributed to the Contributing Stockholders approximately $1.6 million, which represented the stockholders' estimated aggregate liability for federal income taxes attributed to the Company's undistributed S corporation earnings through September 30, 1995. Each Contributing Stockholder immediately thereafter loaned the full amount of his or her distribution to the Company in exchange for Subordinated Dividend Notes in the principal amount of the loan. The distributions described above were made to the Contributing Stockholders on a pro rata basis based on their ownership of Common Stock as follows: 70% to James C. Saxton and his wife, Dorothy J. Saxton; 10% to Michele Saxton-Pori; 10% to Lee-Ann Saxton; and 10% to James C. Saxton II. The Company was also indebted to Mr. Saxton in the amount of $1.2 million at December 31, 1997 as later described, related to demand loans made by Mr. Saxton to the Company due in October and November 1998, with interest at an annual rate of 18%.

     The Company received fees for construction, development and management of properties owned by various partnerships which were combined with the Company in connection with the Reorganization. The Company also sold land to such partnerships. Because the consolidated financial statements of the Company included elsewhere herein present the financial operations of the Company and the various entities on a consolidated basis, all such transactions are treated as intercompany transactions and have been eliminated.

     In May 1997, James C. Saxton and Jeffrey A. Pori each sold to the Company for $10 his respective 50% interest in RealNet Commercial Brokerage ("RealNet"), a licensed real estate broker which provides real estate brokerage services to the Company on a commission basis in connection with the sale and leasing of Company properties. The aggregate amount earned by RealNet for such services was approximately $55,000 in 1995 and approximately $252,000 in 1996 and $336,000 in 1997. Since its formation in 1995, Mr. Pori received an aggregate of $137,755 for services rendered to RealNet, $8,500 of which was paid in 1996 and $128,005 of which was paid in 1997. Messrs. Saxton and Pori each received $5,710 in distributions from RealNet in 1996.

     Pursuant to an agreement dated January 10, 1994, the Company agreed to construct and sell an approximately 4,420 square-foot Turtle Stop convenience store ("Turtle Stop") to L.'M.E.D.D., Inc., a privately-held corporation of which Michele Saxton-Pori is a 25% stockholder ("L'MEDD"), for approximately $1.3 million, subject to the Company's arranging permanent financing on behalf of L'MEDD. Under the terms of the agreement, either the Company or L'MEDD had the right to terminate the agreement if permanent financing was not obtained. To date, financing has not been obtained, the sale has not been consummated and, on June 18, 1997, the Company advised L'MEDD that it was terminating the agreement. Pursuant to a lease dated December 1, 1994, the Company leased the property to Operations Management Group ("OMG"), a corporation owned by the stockholders of L'MEDD (including Ms. Saxton-Pori), on a triple net basis for a term of 20 years, with two five-year renewal options. Under the terms of the lease, OMG is required to pay basic monthly rent of $13,244 during the initial lease year, which amount is adjusted annually to reflect increases in the cost of living. Management believes that the terms of the lease with OMG are comparable to the terms which would have been negotiated with an unaffiliated third party. At December 31, 1997, OMG was indebted to the Company in the aggregate amount of approximately $349,200, of which $243,600 represented delinquent rent and $105,800 represented amounts advanced by the Company to OMG for operating capital. The Company has assisted in the operation of Turtle Stop by maintaining the store books and records and providing a Company employee to train on-site personnel for no compensation. In March 1998, the Company filed to evict OMG from the premises after exhaustive efforts to collect the delinquent rent and advances. If the Company and L'MEDD are unable to enter into a purchase and sale agreement, the Company intends to operate the Turtle Stop until a purchaser of the property is located. While the Turtle Stop has not operated profitably to date, and there can be no assurance that the Company will be able to operate the Turtle Stop profitably, management believes that neither the property nor its operations are material to the Company as a whole.

     Marc S. Hechter, an executive officer and a Director of the Company, was previously employed by, and a 50% stockholder of, Jayne, Hechter and Company, Inc., a consulting firm to which the Company made payments totaling approximately $43,250 in 1995, exclusive of expense reimbursements, for services rendered to the Company pursuant to a consulting agreement which was in effect from January 1994 to May 1995. In December 1994, during the term of such consulting agreement, the Company granted Mr. Hechter options to purchase an aggregate of 25,562 shares of Common Stock, at an exercise price of $6.10 per share. The options vest over a five-year period, subject to acceleration or termination under certain circumstances. See "Item 11. Executive
Compensation -- Management -- Individual Stock Option Agreements."

     Timothy J. Adams, an executive officer and a Director of the Company, was previously a partner of Adams & Tobler, Ltd., to which the Company made payments totaling approximately $69,580, $170,940 and $45,650 in 1995, 1996 and 1997,
respectively. Prior to his affiliation with Adams & Tobler, Ltd., Mr. Adams was sole proprietor of The Law Offices of Timothy J. Adams.

     Paul Eisenberg, a Director of the Company, loaned to the Company $500,000 in November 1994 for general corporate purposes. The loan was evidenced by a secured promissory note bearing interest at 12% per annum. On March 31, 1997, the principal amount owed to Mr. Eisenberg, including amounts borrowed prior to 1994, was approximately $868,000, which amount was paid in full with a portion of the net proceeds of the Offering.

     In the Reorganization, the Company acquired from Mr. Eisenberg for approximately $800,000 his 14% interest in a limited partnership which owns three contiguous operating properties and approximately 2.6 acres of vacant land adjacent to such properties. Mr. Eisenberg's capital investment in the limited partnership was $700,000, which investment was made in 1990. Mr. Eisenberg has previously received distributions from the limited partnership in excess of his capital investment. In addition, Mr. Eisenberg is a general partner of and owns a 50% economic interest in the Retail Partnership. See "Item 1. Business -- The Reorganization."

     From time to time, Mr. Saxton's sister, Dorothy Kidd, has advanced funds to the Company for general corporate purposes. The aggregate amount borrowed from Ms. Kidd during 1995, 1996 and 1997 was $0, $130,000 and $0, respectively. In addition, the Company owed $30,000 to an affiliate of Ms. Kidd for services in representing the Company before local governmental entities during 1995. The amounts owed Ms. Kidd and her affiliate were evidenced by unsecured promissory notes bearing interest at 12% per annum. At December 31, 1997, the aggregate principal amount owed by the Company to Ms. Kidd and her affiliate was $0, due to all amounts having been paid in full using a portion of the net proceeds of the Offering.

     During the year ended December 31, 1997, the Company's working capital needs were augmented through a number of loans from affiliated parties, all of which were approved by a majority of the disinterested members of the Company's Board of Directors. The transactions were as follows:

     On July 1, 1997, the Company entered into an unsecured note payable with James Lanzilotti, a relative of the Company's President and principal stockholder, in the amount of $466,231, bearing interest at 12% payable monthly and a maturity date of July 1, 1998.

     On August 1, 1997, the Company entered into an unsecured note payable with Paul Eisenberg, a Director of the Company, in the amount of $1,000,000 bearing interest at 12% payable monthly and a maturity date of August 1, 1998. This note is guaranteed by two of the principal stockholders of the Company.

     On August 27, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $721,000, bearing interest at 18% payable monthly and a maturity date of November 27, 1998.

     On September 30, 1997, the Company entered into a transaction with James C. Saxton, the Company's President and principal stockholder, in which the Company sold to Mr. Saxton its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000 and the net gain of $255,000 is included in "Other income" on the Consolidated Statements of Income. The sales price consisted of an offset to advances due to Mr. Saxton of $500,000 and a note receivable of $255,000. The note receivable bears interest at 10.25% and matures on September 30, 1998.

     On October 6, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $420,000, bearing interest at 18%, payable monthly and a maturity date of November 6, 1998.

     On October 8, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $400,000, which has been paid down to a balance of $88,720, bearing interest at 18%, payable monthly and a maturity date of November 8, 1998.

     In the future, transactions with affiliates of the Company are anticipated to be minimal due in part to the availability of borrowings under the Company's $10.0 million revolving line of credit obtained in February 1998 from a financial institution and the Company will continue to require approval by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     For a description of certain additional transactions between the Company and its existing stockholders, see "Item 1. Business -- The Reorganization."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Certain documents filed as part of Form 10-K.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995,
  1996 and 1997.............................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (b) Reports on Form 8-K. None.

     (c) Exhibits.

         EXHIBIT
         NUMBER                              DESCRIPTION
        ---------                            -----------
         2.1(1)      Plan of Merger between Jim Saxton, Inc. and the Company,
                     dated December 26, 1995, as filed with Nevada Secretary of
                     State on December 29, 1995
         2.2(1)      Reorganization documents
         3.1(1)      Articles of Incorporation of the Company
         3.2(1)      Articles of Merger merging Jim Saxton, Inc. into the
                     Company, as filed with Nevada Secretary of State on December
                     29, 1995
         3.3(1)      Bylaws of the Company, as amended
         4.1(1)      Specimen Common Stock Certificate
         4.2(1)      Form of Representatives' Warrants
         4.3(1)      Form of Saxton Warrants
        10.1(1)      Saxton Incorporated Employee Stock Ownership Plan and Trust
                     adopted December 29, 1995
        10.1.1(1)    Amendment to Saxton Incorporated Employee Stock Ownership
                     Plan and Trust, adopted December 10, 1996
        10.2(1)      Management Stock Option Incentive Plan
        10.3(1)      Non-Employee Stock Option Plan
        10.4(1)      1994 Stock Option Agreement between the Company and Douglas
                     W. Hensley
        10.5(1)      Employment Agreement between the Company and James C.
                     Saxton, dated March 10, 1997
        10.6(1)      Form of Indemnification Agreement between the Company and
                     each Director and officer of the Company

         EXHIBIT
         NUMBER                              DESCRIPTION
        ---------                            -----------
        10.7(1)      Tax Indemnification Agreement between the Company and each of James C. Saxton, Dorothy J. Saxton, Michele Saxton-Pori,
                     Lee-Ann Saxton and James C. Saxton II
        10.8(1)      Indemnification Agreement regarding liability on Company
                     loans between the Company and James C. Saxton and Dorothy J.
                     Saxton
        10.9(1)      Revolving line of Credit Facility between the Company and
                     Key Bank
        10.10        Line of credit agreement between the Company and Key Bank
                     dated January 9, 1998.
        21.1         List of subsidiaries of the Company
        27           Financial Data Schedule

---------------
(1) Filed as part of the Company's Registration Statement on Form S-1 (file No. 333-23927) originally filed on June 24, 1997 and incorporated herein by reference.

     (d) Financial Statement schedules required by Regulation S-X.

     No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be on its behalf by the undersigned, there unto duly authorized as of April 15, 1998.

                                         SAXTON INCORPORATED
                                              (Registrant)

                                          By:      /s/ JAMES C. SAXTON

                                            ------------------------------------
                                                      James C. Saxton
                                            Chairman of the Board of Directors,
                                             President, Chief Executive Officer
                                                        and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                 /s/ JAMES C. SAXTON                       Chairman of the Board of      April 15, 1998
-----------------------------------------------------    Directors, President, Chief
                   James C. Saxton                      Executive Officer and Director
                                                        (Principal Executive Officer)

               /s/ DOUGLAS W. HENSLEY                  Executive Vice President, Chief   April 15, 1998
-----------------------------------------------------   Financial Officer and Director
                 Douglas W. Hensley                        (Principal Financial and
                                                             Accounting Officer)

                 /s/ MARC S. HECHTER                       Senior Vice President of      April 15, 1998
-----------------------------------------------------   Business Affairs and Director
                   Marc S. Hechter

                /s/ TIMOTHY J. ADAMS                     General Counsel and Director    April 15, 1998
-----------------------------------------------------
                  Timothy J. Adams

               /s/ MICHELE SAXTON-PORI                   Executive Vice President and    April 15, 1998
-----------------------------------------------------              Director
                 Michele Saxton-Pori

                 /s/ PAUL EISENBERG                                Director              April 15, 1998
-----------------------------------------------------
                   Paul Eisenberg

            /s/ BERNARD J. MITCHELL, JR.                           Director              April 15, 1998
-----------------------------------------------------
              Bernard J. Mitchell, Jr.

                 /s/ ROBERT L. SEALE                               Director              April 15, 1998
-----------------------------------------------------
                   Robert L. Seale

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995,
  1996 and 1997.............................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995,
  1996 and 1997.............................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Saxton Incorporated:

     We have audited the accompanying consolidated balance sheets of Saxton Incorporated and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saxton Incorporated and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Las Vegas, Nevada
March 24, 1998

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------    -------
                                                              (NOTE 1)
Real estate properties (notes 9, 10 and 17):
  Operating properties, net of accumulated depreciation
     (note 3)...............................................  $26,051     $25,933
  Properties under development..............................   10,504      21,598
  Land held for future development or sale..................    2,253       3,767
                                                              -------     -------
          Total real estate properties......................   38,808      51,298
Cash and cash equivalents...................................    1,590       1,110
Due from Tax Credit Partnerships (note 4)...................   16,215      17,397
Construction contracts receivable, net of allowance for
  doubtful accounts of $369 and $398 at December 31, 1996
  and 1997, respectively (note 6)...........................      973       3,043
Costs and estimated earnings in excess of billings on
  uncompleted contracts (note 6)............................    2,518       4,115
Notes receivable (note 5)...................................      139       2,884
Investments in joint ventures (note 7)......................    1,332       3,602
Due from related parties (note 4)...........................      610         386
Prepaid expenses and other assets (notes 8 and 16)..........    5,772       6,285
                                                              -------     -------
          Total assets......................................  $67,957     $90,120

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses (note 6)..............  $10,545     $11,376
Tenant deposits and other liabilities (note 13).............      993       2,860
Billings in excess of costs and estimated earnings on
  uncompleted contracts (note 6)............................      418       1,791
Notes payable (note 9)......................................   38,103      40,610
Notes payable to related parties (note 10)..................    2,446       2,695
Long-term capital lease obligations (note 11)...............    1,084       1,144
Subordinated dividend notes (note 12).......................    8,077          --
                                                              -------     -------
          Total liabilities.................................   61,666      60,476
                                                              -------     -------
Stockholders' equity (notes 12 and 15)
  Common stock, $.001 par value. Authorized 50,000,000
     shares, issued and outstanding 4,950,548 shares in 1996
     and 7,619,142 shares in 1997...........................        5           8
  Preferred stock, $.001 par value. Authorized 5,000,000
     shares; no shares issued and outstanding...............       --          --
  Additional paid-in capital................................    1,014      20,670
  Retained earnings.........................................    5,100       8,966
  Partners' capital.........................................      172          --
                                                              -------     -------
          Total stockholders' equity........................    6,291      29,644
Commitments and contingencies (notes 11 and 19).............
                                                              -------     -------
          Total liabilities and stockholders' equity........  $67,957     $90,120
                                                              =======     =======

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1995       1996        1997
                                                              --------   --------   ----------
                                                              (NOTE 1)   (NOTE 1)
REVENUE:
  Construction revenue, including Tax Credit
     Partnership construction revenue of $16,643, $36,011
       and $21,526 for the years ended 1995, 1996 and 1997,
       respectively.........................................  $22,090    $41,875    $   31,707
  Sales of homes............................................       --     12,963        11,058
  Sales of commercial properties............................    9,850      4,772        11,540
  Rental revenue (note 13)..................................    3,531      3,922         3,583
  Other revenue.............................................       99        536         1,508
                                                              -------    -------    ----------
          Total revenue.....................................   35,570     64,068        59,396
                                                              -------    -------    ----------
COST OF REVENUE:
  Cost of construction, including Tax Credit Partnership
     cost of construction of $14,182, $27,623 and $17,315
     for the years ended 1995, 1996 and 1997,
     respectively...........................................   18,194     33,078        26,981
  Cost of homes sold........................................       --     10,967        10,139
  Cost of commercial properties sold........................    9,373      3,444         7,127
  Rental operating cost.....................................      631        784           724
                                                              -------    -------    ----------
          Total cost of revenue.............................   28,198     48,273        44,971
                                                              -------    -------    ----------
  Gross profit..............................................    7,372     15,795        14,425
                                                              -------    -------    ----------
  General and administrative expenses.......................    1,957      3,425         2,746
  Depreciation and amortization.............................      722      1,079         1,393
                                                              -------    -------    ----------
          Operating income..................................    4,693     11,291        10,286
                                                              -------    -------    ----------
OTHER INCOME (EXPENSE):
  Interest expense, net of interest income of $266, $72 and
     $985 for the years ended December 31, 1995, 1996 and
     1997, respectively.....................................   (2,127)    (2,748)       (2,101)
  Joint venture earnings (loss) (note 7)....................    1,131        (43)           16
                                                              -------    -------    ----------
          Total other income (expense)......................     (996)    (2,791)       (2,085)
                                                              -------    -------    ----------
          Income before provision for income taxes..........    3,697      8,500         8,201
Provision for income taxes (note 16)........................       67      2,517         2,350
                                                              -------    -------    ----------
          Net income........................................  $ 3,630    $ 5,983    $    5,851
                                                              =======    =======    ==========
EARNINGS PER COMMON SHARE (NOTE 2):
BASIC
Net income.......................................................................   $     0.92
                                                                                    ==========
Weighted-average number of common shares outstanding.............................    6,341,879
                                                                                    ==========
DILUTED
Net income.......................................................................   $     0.92
                                                                                    ==========
Weighted-average number of common shares outstanding assuming dilution...........    6,363,219
                                                                                    ==========

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                ADDITIONAL              PARTNERS'
                                           SHARES      COMMON    PAID-IN     RETAINED    CAPITAL
                                         OUTSTANDING   STOCK     CAPITAL     EARNINGS   (DEFICIT)    TOTAL
                                         -----------   ------   ----------   --------   ---------   -------
BALANCE AT JANUARY 1, 1995.............         3        $5      $     5     $   117     $   781    $   908
Contributions..........................        --        --           --          --         700        700
Distributions..........................        --        --           --          --      (1,545)    (1,545)
Jim Saxton Inc. termination of S corp
  election.............................        --        --        2,240      (2,240)         --         --
Exchange of common stock in connection
  with the merger of Jim Saxton, Inc.
  into Saxton Incorporated (1,916 for
  1)...................................     4,913        --           --          --          --         --
Stock issued to Employee Stock
  Ownership Plan.......................        17        --          174        (174)         --         --
Net income.............................        --        --           --       2,776         854      3,630
                                            -----        --      -------     -------     -------    -------
BALANCE AT DECEMBER 31, 1995...........     4,933         5        2,419         479         790      3,693
Contributions..........................        --        --           --          --         256        256
Distributions..........................        --        --       (1,577)         --      (2,064)    (3,641)
Stock issued to Employee Stock
  Ownership Plan.......................        17        --          172        (172)         --         --
Net income.............................        --        --           --       4,793       1,190      5,983
                                            -----        --      -------     -------     -------    -------
BALANCE AT DECEMBER 31, 1996...........     4,950         5        1,014       5,100         172      6,291
Stock issued to Employee Stock
  Ownership Plan.......................        10        --            7          (7)         --         --
Contributions..........................        --        --           --          --         819        819
Distributions..........................        --        --           --          --      (2,321)    (2,321)
Purchase of partnership interests......        --        --           --          --        (648)      (648)
Issuance of common stock in connection
  with initial public offering.........     2,275         3       17,320          --          --     17,323
Costs charged against the proceeds of
  the initial public offering..........        --        --       (2,321)         --          --     (2,321)
Issuance of 400,000 common stock
  warrants.............................        --        --        1,000          --          --      1,000
Issuance of common stock for retirement
  of debt..............................       384        --        3,650          --          --      3,650
Net income.............................        --        --           --       3,873       1,978      5,851
                                            -----        --      -------     -------     -------    -------
BALANCE AT DECEMBER 31, 1997...........     7,619        $8      $20,670     $ 8,966     $    --    $29,644
                                            =====        ==      =======     =======     =======    =======

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996        1997
                                                              --------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,630    $ 5,983    $  5,851
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................       722      1,079       1,393
    Gain on sales of commercial properties..................      (477)    (1,327)     (4,413)
    Joint venture (earnings) losses.........................    (1,131)        43         (16)
    Changes in operating assets and liabilities:
      Increase in due from Tax Credit Partnership...........    (3,855)    (9,562)     (1,182)
      Increase in construction contracts receivable.........      (175)      (390)     (2,070)
      Increase in costs and estimated earnings in excess of
       billings on uncompleted contracts....................      (191)    (1,170)     (1,597)
      Increase in properties under development..............    (1,909)    (2,390)    (11,094)
      Increase in prepaid expenses and other assets.........    (1,175)    (2,012)     (3,413)
      Increase in accounts payable and accrued expenses.....     2,975      5,243         831
      Increase in billing in excess of costs and estimated
       earnings on uncompleted contracts....................        84        317       1,373
      Increase in tenant deposits and other liabilities.....        37        478       1,867
                                                              --------    -------    --------
         Net cash used in operating activities..............    (1,465)    (3,708)    (12,470)
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property acquisitions and improvements...   (13,658)    (7,232)     (7,002)
  Proceeds from sales of commercial properties..............     9,043      4,772       9,360
  Decrease (increase) in due from related parties...........      (441)     1,234        (503)
  Decrease (increase) in notes receivable...................       865      2,044        (565)
  Capital contributions to joint ventures...................        --         --      (2,254)
  Distributions from joint ventures.........................       874         --          --
                                                              --------    -------    --------
         Net cash provided by (used in) investing
          activities........................................    (3,317)       818        (964)
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable...................    15,880     13,059      43,148
  Principal payments on notes payable and capital lease
    obligations.............................................    (9,913)    (8,194)    (40,760)
  Net increase in notes payable to related parties..........       799        931         249
  Payments to purchase partnership interests................        --         --      (2,804)
  Proceeds from issuance of (payments on) subordinated
    dividend notes..........................................        --      1,577      (2,700)
  Capital contributions from partners.......................        --        256         819
  Net proceeds from the issuance of common stock............        --         --      17,323
  Distributions paid to partners............................    (1,545)    (3,641)     (2,321)
                                                              --------    -------    --------
         Net cash provided by financing activities..........     5,221      3,988      12,954
                                                              --------    -------    --------
         Net increase (decrease) in cash and cash
          equivalents.......................................       439      1,098        (480)
  Cash and cash equivalents:
    Beginning of year.......................................        53        492       1,590
                                                              --------    -------    --------
    End of year.............................................  $    492    $ 1,590    $  1,110
                                                              ========    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest, net of amounts
    capitalized (note 2)....................................  $  2,039    $ 2,799    $  3,192
                                                              ========    =======    ========
  Cash paid during the year for income taxes................  $     --    $   171    $  1,395
                                                              ========    =======    ========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Capital contribution of land..............................  $    700    $    --    $     --
                                                              ========    =======    ========
  Properties sold in exchange for notes receivable..........  $    807    $    --    $  2,180
                                                              ========    =======    ========
  Notes payable issued to acquire real estate properties....  $     --    $ 1,968    $     --
                                                              ========    =======    ========
  Capital lease obligations recorded in connection with
    equipment acquisitions (note 11)........................  $     --    $   400    $    179
                                                              ========    =======    ========
  Capital lease obligation recorded in connection with
    sale/leaseback transaction (note 11)....................  $    686    $    --    $     --
                                                              ========    =======    ========
  Costs charged against proceeds of the initial public
    offering (note 1).......................................  $     --    $    --    $  2,321
                                                              ========    =======    ========
  Common stock issued to retire subordinated dividend notes
    (note 1)................................................  $     --    $    --    $  3,650
                                                              ========    =======    ========
  Warrants for common stock issued to retire subordinated
    dividend notes..........................................  $     --    $    --    $  1,000
                                                              ========    =======    ========
  Amounts due from related parties offset against
    subordinated dividend notes in satisfaction of the
    respective obligations (note 1).........................  $     --    $    --    $    727
                                                              ========    =======    ========

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

 (1) ORGANIZATION

     The accompanying consolidated financial statements present the financial position and results of operations and cash flow of the company, including the accounts of Saxton Incorporated ("Saxton"), formerly Jim Saxton, Inc. ("JSI"), seven general partnerships, three limited partnerships and seven wholly-owned corporations, Summit Hills, Inc., Hillcrest, Inc., Nevada Housing Opportunities, LLC, Lake Tonapah, LLC, Real Net Commercial Brokerage, Inc., Saratoga Land and Development, Inc. and Big Tyme Food Marts, Inc. ("Big Tyme"), and all the partnerships included in the combination (predecessor partnerships) which are, or were before the initial public offering (as defined below) under the common management of Saxton or executive officers of Saxton. Such consolidated group is collectively referred to as "Saxton Incorporated and Subsidiaries" (the "Company"). After the Company's initial public offering in June 1997, the Company owned 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     Prior to the Company's initial public offering, stockholders' equity of the Company consisted of the net assets of the predecessor partnerships and Saxton's stockholders' equity. In December 1995, JSI was acquired by Saxton, a newly formed holding company. The acquisition was accounted for as the combination of entities under common control using the as-if pooling of interests method. Each outstanding share of JSI common stock was exchanged for 1,916 shares of $.001 par value of the Company's common stock ("Common Stock").

     Because the unaffiliated partners of the partnerships included in the combined financial statements were issued cash for their ownership interests in such partnerships as a result of the business combination, no minority interest is included in the combined financial statements.

     The names of the predecessor partnerships, which are included in the combined financial statements, are as follows:

    Saxton Properties                  Novex, LP
    LRC, LP                            Levitz Plaza, LP
    Sahara West                        SNIC II
    Mendenhall & Saxton Partners       LB&S Partners
    R & D Partners                     TVS

     Because the unaffiliated partners of the partnerships included in the combined financial statements were issued cash for their ownership interests in such partnerships as a result of the business combination, no minority interest is included in the combined financial statements.

  Initial Public Offering

     On June 24, 1997, the Company completed its initial public offering (the "Offering") of 2,275,000 shares of Common Stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development,
(iii) $2.8 million to acquire the interests of various third party partners in certain properties and (iv) approximately $800,000 for development activities and general corporate purposes. Deferred offering costs in connection with the Offering were charged to Stockholders' Equity.

     Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

"Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.65 million was repaid through the issuance by the Company of 384,256 shares of Common Stock and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock. The warrants were exercisable at $9.90 per share if the Company achieved specified levels of after-tax net income in 1997 and 1998. The actual level of after-tax net income in 1997 was below the specified level and therefore the warrants lapsed.

     Concurrent with the sale of these shares, the Company consummated a 1 for
0.51312 reverse stock split and effected a plan of reorganization. All share and per share data included in the accompanying consolidated financial statements give effect to the reverse stock split.

     The Company is engaged in the acquisition, design, development, construction, ownership and operation of real property located in the greater Las Vegas, Nevada area. The properties consist of industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has noncontrolling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Real Estate Properties

     Real estate operating properties are stated at cost less accumulated depreciation. Costs incurred for acquisition and betterment of the property are capitalized. Repair and maintenance costs are expensed as incurred. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("SFAS 121") on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     The Company capitalizes interest costs and real estate taxes in connection with properties that are under development. Capitalization of interest costs and real estate taxes is discontinued when a project is substantially complete and ready for its intended use. The Company incurred interest costs of approximately $2,748,000, $4,091,000 and $4,245,000 for the years ended December 31, 1995,
1996 and 1997, respectively, of which the Company capitalized approximately $355,000, $1,271,000 and $1,159,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Depreciation and Amortization

     For financial reporting purposes, the Company depreciates its buildings, tenant improvements and furniture and equipment over their estimated useful lives (buildings 31.5 to 40 years, tenant improvements

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

over the term of the related lease, and furniture and equipment 5 to 7 years) using the straight-line method. Leasing costs are capitalized and amortized on a straight-line basis over the term of the lease. Loan fees are deferred and amortized on a straight-line basis (which approximates the effective interest method) over the term of the loan. Capitalized leasing costs and loan fees are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

  Rental Revenue Recognition

     Rental revenue is recognized on a straight-line basis over the terms of the respective leases.

  Construction Revenue and Cost Recognition

     Revenue on fixed-price construction contracts is recognized on the percentage-of-completion method of accounting based on the proportion of actual contract costs incurred to total estimated contract costs. Revisions to contract revenues and cost estimates are reflected in the accounting period in which they become known. Provisions for estimated losses on uncompleted contracts are made in the accounting period in which the events that give rise to such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue and are recognized in the period in which such revisions are determined.

  Sale of Properties

     Profit is generally recognized on sales of properties at the time escrow is closed provided that (i) there has been a minimum down payment, ranging from 10% to 25% depending upon the type of property sold, (ii) the buyer has met adequate continuing investment criteria and (iii) the Company, as the seller, has no continuing involvement in the property. Where the Company has an obligation to complete certain future development, or has other continuing obligations, profit is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage of completion accounting.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

     Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future financial statements.

  Cash Equivalents

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

  Investments in Joint Ventures

     The equity method of accounting is used for investments in entities in which the Company has the ability to exercise significant influence over operating and financial policies. Under the equity method of accounting, the Company recognizes its share of the net earnings or losses of these entities as earned or incurred, increases the carrying value of its investment by the amount of contributions made and reduces the carrying value of its investment by the amount of all distributions received.

  Income Taxes

     Prior to October 1, 1995, Saxton elected to be taxed as an S corporation under sections of the Internal Revenue Code of 1986, as amended (the "Code"), which provide that in lieu of corporate income tax, the stockholders separately account for items of income, deductions, losses and credits. The partners of the predecessor partnerships also report their share of taxable income in their individual income tax returns.

     Effective October 1, 1995, Saxton revoked its election to be taxed as an S corporation and began to be taxed as a C corporation. As a C corporation, the Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, ("SFAS 109") which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 16.

  Per Share Data

     Prior to the Offering, per share data was not relevant and therefore is not presented because the Company's financial statement presentation was of the combined operations of various partnerships and corporations. In connection with the Offering, the Company now owns 100% of the economic interest of these partnerships.

     SFAS No. 128, Earnings per Share, ("SFAS 128") was issued by the Financial Accounting Standards Board (the "FASB") in February 1997, effective for financial statements issued after December 15, 1997. SFAS 128 provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully-diluted" EPS under Accounting Principles Board ("APB") Opinion No. 15.

     Basic EPS excludes dilution from Common Stock equivalents and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the impact of potentially dilutive securities outstanding during the period, similar to fully-diluted EPS, net of shares assumed to be repurchased using the treasury stock method.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

     The following table reconciles the net income applicable to common stockholders, Basic and Diluted shares and EPS for 1997.

                                                                YEAR ENDED DECEMBER 31, 1997
                                                            ------------------------------------
                                                                                       PER-SHARE
                                                              INCOME       SHARES       AMOUNT
                                                            ----------    ---------    ---------
BASIC EPS
Net income applicable to common stockholders..............  $5,851,000    6,341,879      $0.92
                                                                                         =====
Effect of dilutive securities:
  Stock options...........................................          --       21,340
                                                            ----------    ---------
DILUTED EPS
Net income applicable to common stockholders and assumed
  conversions.............................................  $5,851,000    6,363,219      $0.92
                                                            ==========    =========      =====

  Stock Options

     Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the disclosure provisions of SFAS 123. See Note 15. The effects of applying SFAS 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income for future years.

  Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

 (3) REAL ESTATE OPERATING PROPERTIES

     Real estate operating properties are summarized as follows (in thousands):

                                                         ACCUMULATED
                                                         DEPRECIATION
                                                             AND
                                               COST      AMORTIZATION      NET
                                              -------    ------------    -------
DECEMBER 31, 1996:
  Buildings.................................  $21,188      $(2,327)      $18,861
  Tenant improvements.......................      900         (170)          730
  Land......................................    6,460           --         6,460
                                              -------      -------       -------
                                              $28,548      $(2,497)      $26,051
                                              =======      =======       =======
DECEMBER 31, 1997:
  Buildings.................................  $21,257      $(2,630)      $18,627
  Tenant improvements.......................      886         (154)          732
  Land......................................    6,574           --         6,574
                                              -------      -------       -------
                                              $28,717      $(2,784)      $25,933
                                              =======      =======       =======

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was approximately $537,000, $858,000 and $635,000, respectively, for the above assets. For further information on real estate properties see Note 17.

 (4) DUE FROM RELATED PARTIES AND DUE FROM TAX CREDIT PARTNERSHIPS

     Amounts due from related parties consist of receivables from stockholders of the Company. The receivables are unsecured, bear no interest and are payable on demand.

     Amounts due from Tax Credit Partnerships ("TCPs") relate to developer fees and accrued interest receivable thereon, land acquisition and construction costs receivable pertaining to low-income housing tax credit projects of the Company at various stages of completion. TCPs are limited partnerships formed for the purpose of constructing, owning and operating eligible low-income housing projects (as defined under Section 42(d) of the Code). The Company generally retains approximately a 1% or less general partnership interest and sells the remaining 99% to a large institutional investor, which in turn, publicly syndicates the interest to third party purchasers. These third party purchasers acquire the limited partnership interests to receive tax credits. Amounts due from TCPs will be collected from loan proceeds, contributions from partners and cash flow from operations and consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1997
                                                           -------    -------
Developer fees receivable(1).............................  $ 8,427    $ 9,939
Land acquisition and construction costs receivable.......    7,788      6,593
Accrued interest receivable..............................       --        865
                                                           -------    -------
                                                           $16,215    $17,397
                                                           =======    =======

---------------
(1) Developer fees receivable are supported by notes receivable.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

 (5) NOTES RECEIVABLE

     Notes receivable consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              ----    ------
Promissory notes from nonaffiliated entities, bearing
  interest ranging between 8.5% and 11%, secured by deeds of
  trust, due December 1998..................................  $106    $  106
Promissory note from nonaffiliated entity, bearing an
  interest rate of 10 1/2%, due in December 1998, secured by
  deed of trust.............................................    --     2,180
Other.......................................................    33       598
                                                              ----    ------
                                                              $139    $2,884
                                                              ====    ======

 (6) CONSTRUCTION CONTRACTS

     Construction contracts receivable includes amounts retained pending contract completion aggregating approximately $265,000 and $173,000 at December 31, 1996 and 1997, respectively. Based on anticipated completion dates, the 1997 retentions are expected to be collected in 1998.

     Accounts payable and accrued expenses include amounts retained pending subcontract completion aggregating approximately $1,220,000 and $1,224,000 at December 31, 1996 and 1997, respectively.

     Costs and estimated earnings in excess of billings, net on uncompleted contracts are summarized as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1996        1997
                                                         --------    --------
Costs incurred to date.................................  $ 53,002    $ 61,309
Estimated earnings to date.............................    14,279      17,273
                                                         --------    --------
                                                           67,281      78,582
Less billings to date..................................   (65,181)    (76,258)
                                                         --------    --------
Costs and estimated earnings in excess of billings,
  net..................................................  $  2,100    $  2,324
                                                         ========    ========

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Consolidated Balance Sheets as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1996      1997
                                                            ------    -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $2,518    $ 4,115
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................    (418)    (1,791)
                                                            ------    -------
Costs and estimated earnings in excess of billings, net...  $2,100    $ 2,324
                                                            ======    =======

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed on the respective construction contracts. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

 (7) INVESTMENTS IN JOINT VENTURES

     The Company participates in several real estate development joint ventures. The joint ventures have projects at various stages of completion and development. The Company provides development and construction services to these joint ventures. The Company's interests in these joint ventures range from 1% to 50%. Summary financial information for the joint ventures is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Financial Position Real estate properties...................  $59,884    $78,734
Other assets................................................    1,421      1,472
                                                              -------    -------
          Total assets......................................   61,305     80,206
Notes payable...............................................   41,043     54,137
Other liabilities...........................................   15,922     19,880
                                                              -------    -------
          Net assets........................................  $ 4,340    $ 6,189
                                                              =======    =======
Company's share of net assets...............................  $ 1,332    $ 3,602
                                                              =======    =======

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                RESULTS OF OPERATIONS                    1995       1996       1997
                ---------------------                   -------    -------    -------
Rental revenues for joint ventures....................  $ 1,147    $ 2,197    $ 6,079
Sale of properties....................................   10,741         --         --
                                                        -------    -------    -------
     Total revenues...................................   11,888      2,197      6,079
Interest expense......................................      518      1,551      3,749
Cost of properties sold...............................    7,988         --         --
Other expense.........................................      875      1,933      5,028
                                                        -------    -------    -------
     Net earnings (loss)..............................  $ 2,507    $(1,287)   $(2,698)
                                                        =======    =======    =======
Company's share of net earnings (loss)................  $ 1,131    $   (43)   $    16
                                                        =======    =======    =======

     In 1995, two of the Company's joint ventures sold the majority of their properties.

 (8) PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Rental and other accounts receivable........................  $  298    $  640
Other assets, primarily leasing costs and loan fees.........   2,728     3,288
Deferred offering costs.....................................   1,161        --
Deferred tax assets, net....................................     154        95
Furniture and equipment, net................................   1,008     1,098
Inventories.................................................     423     1,164
                                                              ------    ------
                                                              $5,772    $6,285
                                                              ======    ======

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

 (9) NOTES PAYABLE

     Notes payable, of which approximately $3.7 million are guaranteed by the two principal stockholders of the Company, consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
Notes payable to various financial institutions, maturing at dates ranging between July 1998 and November 2027. The
  notes bear interest monthly at various rates ranging
  between 7.9% and 15%. Monthly principal and interest
  payments approximate $399. The notes are collateralized by
  first trust deeds on real property........................  $29,592   $31,743
Notes payable to various individuals, maturing at dates
  ranging between July 1998 and October 1998. The notes bear interest at various rates ranging between 15% and 24%.
  Monthly interest payments approximate $132. The notes are
  collateralized by first trust deeds on real property......    4,990     8,720
Other.......................................................    3,521       147
                                                              -------   -------
                                                              $38,103   $40,610
                                                              =======   =======

     Approximate principal maturities of notes payable are as follows (in thousands):

Year ending December 31,
1998...............................................  $19,030
1999...............................................      440
2000...............................................      479
2001...............................................    1,897
2002...............................................    2,736
Thereafter.........................................   16,028
                                                     -------
                                                     $40,610
                                                     =======

     Through March 24, 1998, $820,000 of notes payable has been refinanced with maturity dates of February 1999 from January 1998 and February 1998. For the remaining notes payable with maturity dates in 1998, management is negotiating refinancing alternatives with the applicable lenders.

     On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined (10 % at December 31, 1997), mature on August 1, 1998 and require the Company to pay a loan fee of .25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1997, the Company had outstanding indebtedness of $994,000 and available borrowings of $4,006,000 under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

     During 1997, the Company entered into various notes payable representing borrowings from an unaffiliated individual. These notes bear interest and mature on the following dates: $6,600,000 at 15% maturing on July 31, 1998; $500,000 at 24% maturing on July 8, 1998; $200,000 at 24% on July 9, 1998; $200,000 at 24%
on July 16, 1998; and $1,220,000 at 20% on October 21, 1998. These notes are secured by first trust deeds on certain real property.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

(10) NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1998.

     On September 30, 1997, the Company entered into a transaction with the Company's President and principal stockholder in which the Company sold its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000 and the net gain of $255,000 is included in "Other income" on the consolidated statements of income. The sales price consisted of an offset to advances due to the Company's President and principal stockholder of $500,000 and a note receivable of $255,000. The note receivable bears interest at 10.25% and matures on September 30, 1998.

(11) LEASE OBLIGATIONS

     The Company is obligated under various capital leases for equipment and vehicles that expire at various dates over the next five years. These equipment and vehicle leases require minimum monthly payments aggregating approximately $26,000 per month with interest rates ranging from 7.9% to 14%.

     In addition, the Company is party to a sale and leaseback agreement for a convenience store that the Company constructed and the related land. The lease does not contain a bargain purchase option nor does the lease transfer ownership of the property upon expiration of the lease. The land portion of the leaseback has been classified as an operating lease and the building portion of the leaseback has been classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases. The book value of the land of approximately $709,000 was removed from the accounts and the related gain on the sale of approximately $103,000 was deferred. The deferred gain is being recognized over the lease term. The lease is for a 20-year period with four 5-year options to extend. The lease obligation requires monthly minimum lease payments of approximately $16,000 with fixed annual step increases plus contingent rent based on 4% of annual sales in excess of $1,200,000 excluding gasoline sales and gaming revenue.

     During 1996, the Company sold a property to a third party which the Company leased back under a master lease agreement requiring monthly payments of $20,700 until the property reaches a certain level of occupancy. Management of the Company expects to reach that level of occupancy in April 1998. The Company has accounted for this transaction using the deposit method and accordingly has recognized no revenue or costs in connection with this sale. Cash received of approximately $2,675,000 has been recorded as a deposit liability and is included in tenant deposits and other liabilities in the accompanying 1997 Consolidated Balance Sheet.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

     Future minimum lease payments under lease obligations, excluding contingent rents are as follows at December 31, 1997 (in thousands):

                                                                        CAPITAL    OPERATING
                                                              TOTAL     PORTION     PORTION
                                                              ------   ---------   ---------
Year ending December 31:
1998........................................................  $  379    $  291      $   88
1999........................................................     358       269          89
2000........................................................     328       237          91
2001........................................................     221       128          93
2002........................................................     192        97          95
Thereafter..................................................   2,337       936       1,401
                                                              ------    ------      ------
          Total minimum payments............................  $3,815     1,958      $1,857
                                                              ======                ======
Amount representing interest (at rates ranging from 7.9% to
  14%)......................................................              (814)
                                                                        ------
Net present value...........................................            $1,144
                                                                        ======

     Assets leased under capital leases consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1997
                                                             ------    ------
Operating properties.......................................  $  686    $  589
Equipment..................................................     584       655
                                                             ------    ------
                                                              1,270     1,244
Less accumulated amortization..............................    (116)     (253)
                                                             ------    ------
                                                             $1,154    $  991
                                                             ======    ======

     Amortization of assets held under capital leases is included with depreciation expense.

(12) SUBORDINATED DIVIDEND NOTES

     In August 1996, the Board declared and, in September 1996, paid a dividend of approximately $0.165 per share for 9,580,020 outstanding shares of Common Stock at the date of declaration. These dividends were issued in order to distribute retained earnings through December 31, 1994 and the period from January 1, 1995 through September 30, 1995, respectively. These earnings had been taxed at the stockholders level due to the corporation's election to be taxed as an S corporation. These actions were taken in anticipation of and as a result of Saxton revoking its S corporation election on September 30, 1995. The September 1996 dividends were paid in cash and then loaned back to the Company as subordinated dividend notes. The 1994 dividends were paid through the issuance of subordinated dividend notes to the stockholders. These notes had 10-year terms and, were subordinate to all existing and future corporate debt and to the consolidated entity debt, and were retired in 1997 in conjunction with the reorganization.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

(13) RENTAL INCOME

     Operating properties are leased to tenants under various arrangements classified as operating leases. The leases provide for rent and reimbursement of various common area maintenance charges paid by the Company. Minimum future rentals (excluding percentage rents and renewal options) on noncancelable leases are as follows (in thousands):

Year ending December 31,
  1998.............................................  $ 2,866
  1999.............................................    2,756
  2000.............................................    2,702
  2001.............................................    2,486
  2002.............................................    1,771
  Thereafter.......................................    7,887
                                                     -------
                                                     $20,468
                                                     =======

     Approximately 23%, 22% and 23% for the years ended 1995, 1996 and 1997, respectively, of each year's rental revenue reflected in the accompanying consolidated financial statements is derived from one tenant.

(14) EMPLOYEE STOCK OWNERSHIP PLAN

     On December 31, 1994, the Company established a profit sharing plan (the "Profit Sharing Plan") for its eligible employees. On December 29, 1995, the Company adopted an employee stock ownership plan (the "ESOP") and trust (the "ESOP Trust"). In connection with the merger of Saxton and JSI on December 31, 1995, the Profit Sharing Plan was merged into the ESOP and the assets of the trust established under the Profit Sharing Plan have been transferred to the ESOP Trust.

     An "employee stock ownership plan" (as defined in Section 407(d)(6) of the Employee Retirement Security Act of 1974 ("ERISA") and Section 4975(e)(7) of the
Code) is designed to invest primarily in "qualifying employer securities." The account balances of participants in the Profit Sharing Plan transferred to the ESOP Trust have been invested by the ESOP Trust in the Company's Common Stock. Thereafter, the Company may make periodic contributions to the ESOP Trust out of its net profits in amounts determined by the Board of Directors, which contributions may be made in cash or in shares of the Company's Common Stock. Amounts contributed in cash will be used to purchase shares of the Company's Common Stock.

     Participants in the Profit Sharing Plan on December 31, 1995 were immediately eligible to participate in the ESOP. All other employees become eligible to participate in the ESOP on the date coinciding with or next following the date the employee completes one year of service with the Company. Contributions by the Company to the ESOP for the benefit of a participating employee vest over a seven-year period of participation in the ESOP and are held in trust until distributed pursuant to the terms of the ESOP. The Company made contributions to the Plan of $172,000, $0 and $0 for 1995, 1996 and 1997, respectively.

(15) STOCK OPTIONS

     In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements. In 1995, options to purchase 23,497 shares lapsed without vesting upon certain employees' termination of employment with the Company. Options granted to one officer of the Company vested 20% on December 29, 1995, 30% on December 29, 1996 and 50% on December 29, 1997. The remaining options vest 20% per year on December 29th for five years beginning December 29, 1995. All options are exercisable from the date of

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

vesting through December 28, 2004 at an exercise price of $6.10 per share. No options were granted in 1995 or 1996.

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. As of December 31, 1997, the Company has outstanding 226,100 stock options to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year and six months from the award date and will expire between June 30, 2007 and September 30, 2007. All stock options were granted at the initial public offering price of $8.25 per share.

     SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Stock options granted under the Company's Option Plan are qualified stock options that: (1) are generally granted at prices which are equal to the market value of the stock on the date of grant; (2) are subject to a grantee's continued employment with the Company and vest over a five year period; and (3) expire ten years (plus six months for options granted during 1997) subsequent to the award.

     A summary of the status of the Company's stock options granted under the Option Plan as of December 31, 1997 and the changes during the year is presented below:

                                                                        WEIGHTED-AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             -------    ----------------
Outstanding at beginning of year...........................       --         $  --
Granted....................................................  278,500          8.25
Exercised..................................................       --            --
(Forfeited)................................................  (52,400)         8.25
                                                             -------
Outstanding at end of year.................................  226,100          8.25
                                                             =======
Options exercisable at end of year.........................       --            --
                                                             =======

     The fair value of each option granted during 1997, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: (1) dividend yield of zero; (2) expected volatility of 48.3%; (3) risk-free interest rate of 6.5% for 1997; and (4) expected life of 5 years. The weighted-average fair value of options granted during 1997 was $4.32. As of December 31, 1997, there were 226,100 options outstanding which have an exercise price of $8.25 per common share and a weighted-average remaining contractual life of 4.5 years.

     No compensation cost is recorded in the accompanying Consolidated Statements of Income for 1997. Had compensation cost for the Company's 1997 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1997

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

would approximate the pro forma amounts below since the options were not "in-the-money" at December 31, 1997 (in thousands, except per share amounts):

                                                                 DECEMBER 31, 1997
                                                              ------------------------
                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
Net income applicable to Common Stock.......................    $5,851        $5,714
Net income per common share:
  Basic EPS.................................................    $ 0.92        $ 0.90
  Diluted EPS...............................................    $ 0.92        $ 0.90

(16) INCOME TAXES

     Income tax expense in the accompanying consolidated statements of income includes the following amounts for the three-month period from October 1, 1995 to December 31, 1995 and for the years ended December 31, 1996 and 1997 (in thousands):

                                                             1995     1996      1997
                                                             ----    ------    ------
Federal:
Current....................................................  $165    $2,573    $1,498
Deferred...................................................   (98)      (56)      852
                                                             ----    ------    ------
          Total............................................  $ 67    $2,517    $2,350
                                                             ====    ======    ======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences at December 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                            1995      1996      1997
                                                           ------    ------    ------
Computed "expected" federal income tax expense...........  $1,257    $2,890    $2,788
Earnings prior to C corporation election.................    (640)       --        --
Earnings of combined entities not subject to taxation....    (364)     (352)     (496)
Deferred tax asset recognized upon change in tax
  status.................................................    (186)       --        --
Other....................................................      --       (21)       58
                                                           ------    ------    ------
                                                           $   67    $2,517    $2,350
                                                           ======    ======    ======

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows (in thousands):

                                                              1996    1997
                                                              ----    -----
DEFERRED TAX ASSETS:
  Bad debt reserve..........................................  $ 90    $  --
  Investment in related party...............................    75       78
  Other.....................................................    --       17
                                                              ----    -----
          Total deferred tax assets.........................   165       95
                                                              ----    -----
DEFERRED TAX LIABILITIES:
  Depreciation/amortization.................................   (11)     (74)
  Capitalization of expenses................................    --     (411)
  Deferred revenue..........................................    --     (308)
                                                              ----    -----
          Total deferred tax liabilities....................   (11)    (793)
                                                              ----    -----
Net deferred tax assets (liabilities).......................  $154    $(698)
                                                              ====    =====

     The deferred tax liability is included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets for 1997.

     The Company considers recording a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

(17) REAL ESTATE PROPERTIES

     Schedule of real estate properties as of December 31, 1997 (in thousands except dates and life):

                                                                                       COST CAPITALIZED AT
                                                             COST CAPITALIZED            (GROSS AMOUNT)
                                           INITIAL COST     SUBSEQUENT TO ACQ.           CLOSE OF PERIOD
                                         ----------------   -------------------   -----------------------------
                               ENCUM-             BLDGS &   IMPROVE-   CARRYING              BLDGS &              ACCUM.   NET BOOK
     DESCRIPTION        TYPE   BRANCES    LAND    IMPROV.    MENTS      COSTS     LAND(A)   IMPROV.(A)   TOTAL    DEPR.     VALUE
     -----------       ------  -------   ------   -------   --------   --------   -------   ----------   ------   ------   --------
OPERATING PROPERTIES
Nellis Express
  Village              Retail     975       151     --          908        98        151       1,006      1,157     264        893
Levitz I               Retail   7,843     1,694     --        5,171       661      1,941       5,832      7,773     923      6,850
Furniture Expo         Retail   2,900       714     --        1,757       237        795       1,994      2,789     310      2,479
Big Tyme               Retail      --       104     --          530        59        104         589        693      37        656
Lev. Pad B (Woody's)   Retail     502       209     --          283        48        235         331        566      47        519
TS-MLK & Owens         Retail     879       148     --          760        84        148         844        992      80        912
Sahara Retail          Retail     493       205     --          392        56        205         448        653      18        635
Nellis and Stewart     Retail     447       269     --          436        65        269         501        770      10        760
Las Vegas Sun          Office   1,104       192     --          810        93        192         903      1,095     316        779
SI/Americana           Office   1,512       500     --        1,390       186        609       1,576      2,185     252      1,933
GSA                    Office   1,120       447     --        1,175       151        447       1,326      1,773      87      1,686
Flamingo Point, Lot 4  Office     688       216     --          610        77        216         687        903      48        855
Sahara Vista Bldg. A   Office   4,062       842     --        3,490       402        842       3,892      4,734     141      4,593
Arcata Park            Indus      878       140     --          839        95        184         934      1,118     179        939
JCH Wire & Cable       Indus    1,097       236     --        1,151       129        236       1,280      1,516      72      1,444
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
    Subtotal                   24,500     6,067     --       19,702     2,441      6,574      22,143     28,717   2,784     25,933
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
PROPERTIES IN
  DEVELOPMENT
Ali Baba & Wynn        Indus       --       521     --        1,702       207        521       1,909      2,430      --      2,430
Hillcrest              Resid       --       291     --          120        12          6         132        138      --        138
Sahara Vista Bldg. B   Office   1,049       837     --        1,471       214        837       1,685      2,522      --      2,522
Regency,Lot B & C      Retail     670       752     --           25        79        830         104        934      --        934
Andrews                Indus    1,600       353     --        1,974       216        352       2,190      2,542      --      2,542
Rancho/Vegas           Retail      84        83     --           42        12         83          54        137      --        137
Sunrise Ridge          Resid    1,725       770     --        3,431       390        770       3,821      4,591      --      4,591
Silver Springs         Resid       --     1,488     --        1,016       233      1,488       1,249      2,737      --      2,737
Northpark III          Indus      186       493     --          191        63        493         254        747      --        747
Taylor Ranch           Resid    5,300     3,503     --          907       410      3,503       1,317      4,820      --      4,820
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
    Subtotal                   10,614     9,091     --       10,879     1,836      8,883      12,715     21,598      --     21,598
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
LAND HELD FOR DEV &
  SALE
East II Retail         Land       300       518     --           --        --        620          --        620      --        620
Flamingo Point, Lot 6  Land        --       679     --           --        --        681          --        681      --        681
Madre Mesa             Land     1,742     2,263     --           --        --      2,466          --      2,466      --      2,466
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
    Subtotal                    2,042     3,460     --           --        --      3,767          --      3,767      --      3,767
                       ------  ------    ------      --      ------     -----     ------      ------     ------   -----     ------
    TOTAL                      37,156    18,618     --       30,581     4,277     19,224      34,858     54,082   2,784     51,298
                               ======    ======      ==      ======     =====     ======      ======     ======   =====     ======


                       DATE OF   DATE   DEPREC.
     DESCRIPTION       CONSTR.   ACQ.    LIFE
     -----------       -------   ----   -------
OPERATING PROPERTIES
Nellis Express
  Village               1987     1986     40
Levitz I                1991     1990     40
Furniture Expo          1992     1990     32
Big Tyme                1995     1995     20
Lev. Pad B (Woody's)    1993     1990     34
TS-MLK & Owens          1994     1987     40
Sahara Retail           1996     1995     32
Nellis and Stewart      1996     1995     40
Las Vegas Sun           1987     1987     32
SI/Americana            1991     1991     32
GSA                     1994     1989     40
Flamingo Point, Lot 4   1995     1990     40
Sahara Vista Bldg. A    1996     1989     40
Arcata Park             1989     1987     40
JCH Wire & Cable        1990     1991     32
                        ----     ----     --
    Subtotal
                        ----     ----     --
PROPERTIES IN
  DEVELOPMENT
Ali Baba & Wynn           --     1996     --
Hillcrest                 --     1996     --
Sahara Vista Bldg. B      --     1997     --
Regency,Lot B & C         --     1991     --
Andrews                   --     1990     --
Rancho/Vegas              --     1990     --
Sunrise Ridge             --     1997     --
Silver Springs            --     1996     --
Northpark III             --     1997     --
Taylor Ranch              --     1997     --
                        ----     ----     --
    Subtotal
                        ----     ----     --
LAND HELD FOR DEV &
  SALE
East II Retail            --     1996     --
Flamingo Point, Lot 6     --     1990     --
Madre Mesa                --     1997     --
                        ----     ----     --
    Subtotal
                        ----     ----     --
    TOTAL

---------------
(a) The basis of the land and building was increased to reflect transactions related to the acquistion of certain partnership interests in connection with the Company's initial public offering.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

     Schedule of real estate properties as of December 31, 1997 (in thousands, except dates and life):

     The following table reconciles the historical cost of properties from January 1, 1995 through December 31, 1997 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Balance at beginning of year..........................  $26,846    $33,961    $41,305
Additions during year:
  Acquisitions, improvements, etc.....................   16,722     20,617     28,558
Deductions during year:
  Cost of real estate sold............................   (9,607)   (13,273)   (15,781)
                                                        -------    -------    -------
Balance at close of year..............................  $33,961    $41,305    $54,082
                                                        =======    =======    =======

     The following table reconciles the accumulated depreciation on properties from January 1, 1994 through December 31, 1997 (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Balance at beginning of year..........................  $ 1,692    $ 1,995    $ 2,497
Additions during year:
  Depreciation for the year...........................      537        858        635
Deductions during year:
  Cost of real estate sold............................     (234)      (356)      (348)
                                                        -------    -------    -------
Balance at close of year..............................  $ 1,995    $ 2,497    $ 2,784
                                                        =======    =======    =======

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, construction contracts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and accrued expenses, tenant deposits and other liabilities and billings in excess of costs and estimated earnings on uncompleted contracts approximate fair value because of the short maturity of these instruments.

  Due From Related Parties and Due from Tax Credit Partnerships

     Management has determined that it is not practicable to estimate the fair value of due from related parties and due from tax credit partnerships because of the difficulty in evaluating the timing and variability of payments.

  Notes Receivable, Notes Payable and Notes Payable to Related Parties

     The fair value of the Company's notes receivable, notes payable and notes payable to related parties approximates their respective carrying values using a market discount rate of 10%.

  Subordinated Dividend Notes

     The fair values of the Company's subordinated dividend notes were estimated by discounting the future cash flow of the Notes at 10%. The estimated fair market value of these Notes at December 31, 1996 was $5,500,000. These Notes were retired in conjunction with the reorganization in 1997.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1995, 1996 AND 1997

(19) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company and its two principal stockholders are guarantors on construction loans relating to the TCPs described in Note 4. Total construction loans payable for these TCPs were approximately $26,600,000 and $30,600,000 at December 31, 1996 and 1997, respectively.

(20) SUBSEQUENT EVENTS

     On February 9, 1998, the Company signed a definitive loan agreement for a $10,000,000 revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowings under the line of credit will be secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants.

     On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes ("Maxim"), a Utah homebuilder. The acquisition will be accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes ranging in price from $145,000 to $185,000. The president of Maxim will remain with the Company as described below.

     The total purchase price was $2.1 million with an additional $565,000 to retire a portion of Maxim's debt. The $2.1 million purchase price was paid as follows: (i) $220,000 cash at closing, (ii) approximately $339,000 in Rule 144 Common Stock (42,280 shares at $8.00 per share) and (iii) the remaining $1.5 million is payable in five annual installments ("earn-out") on March 31 of each year beginning in 1999. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and can be made in stock or up to 50% in cash at the former Maxim owner's option. The salary payable to the president of Maxim will be $100,000 annually plus fringe benefits and $40,000 annually for a non-compete covenant and a total of 15,000 stock options at $8.00 per share vesting equally over the next 5 years.