Form 10-Q
period 1998-03-31
SAXTON INC
filed 1998-05-15
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

The number of shares of common stock, par value $.001 per share, outstanding as of May 8, 1998 was 7,661,422.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements

                   Condensed Consolidated Balance Sheets  -
                   December 31, 1997 and March 31, 1998                                3

                   Condensed Consolidated Statements of Income -
                   Three Months Ended March 31, 1997 and 1998                          4

                   Condensed Consolidated Statements of  Stockholders'
                   Equity - Three Months Ended March 31, 1998                          5

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1997 and 1998                        6-7

                   Notes to Condensed Consolidated Financial Statements                8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                   11-14

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                  14

          Item 2.  Changes in Securities                                              14

          Item 3.  Defaults Upon Senior Securities                                    14

          Item 4.  Submission of Matters to a Vote of Security Holders                14

          Item 5.  Other Information                                                  14

          Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                            15

INDEX TO EXHIBITS and EXHIBITS                                                     16-17

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  DECEMBER 31,      MARCH 31,
                                 ASSETS                                               1997            1998
                                                                                  ------------      ---------
                                                                                                   (UNAUDITED)
Real estate properties:
  Operating properties, net of accumulated depreciation (note 3) ...........        $ 25,933        $ 28,560
  Properties under development .............................................          21,598          25,725
  Land held for future development or sale .................................           3,767           1,305
                                                                                    --------        --------
           Total real estate properties ....................................          51,298          55,590

Cash and cash equivalents ..................................................           1,110           1,743
Due from Tax Credit Partnerships ...........................................          17,397          22,368
Construction contracts receivable, net of allowance for
  doubtful accounts of $398 at December 31, 1997
  and March 31, 1998 .......................................................           3,043           4,043
Costs and estimated earnings in excess of billings on
  uncompleted contracts (note 4) ...........................................           4,115           1,411
Notes receivable ...........................................................           2,884           3,168
Investments in joint ventures ..............................................           3,602           3,600
Due from related parties (notes 1 and 6) ...................................             386             403
Prepaid expenses and other assets ..........................................           6,285           6,560
                                                                                    --------        --------
           Total assets ....................................................        $ 90,120        $ 98,886
                                                                                    ========        ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses ......................................        $ 11,376        $  9,994
Tenant deposits and other liabilities ......................................           2,860             303
Billings in excess of costs and estimated earnings
  on uncompleted contracts (note 4) ........................................           1,791           1,129
Notes payable (notes 1 and 5) ..............................................          40,610          52,505
Notes payable to related parties (note 6) ..................................           2,695           2,696
Long-term capital lease obligations ........................................           1,144           1,126
                                                                                    --------        --------
           Total liabilities ...............................................          60,476          67,753

Stockholders' equity (note 1):
  Common stock, $.001 par value.  Authorized 50,000,000
     shares; issued and outstanding 7,619,142 at
     December 31, 1997 and 7,661,422 shares at
     March 31, 1998 ........................................................               8               8
  Preferred stock, $.001 par value. Authorized 5,000,000
     shares; no shares issued and outstanding ..............................              --              --
   Additional paid-in capital ..............................................          20,670          21,008
   Retained earnings .......................................................           8,966          10,117
                                                                                    --------        --------
            Total stockholders' equity .....................................          29,644          31,133

Commitments and contingencies (note 8)
                                                                                    --------        --------
            Total liabilities and stockholders' equity .....................        $ 90,120        $ 98,886
                                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ---------------------
                                                                          1997         1998
                                                                        --------     --------
REVENUE:
  Construction revenue, including Tax Credit Partnership
   construction revenue of $6,500 and $4,230 for the three
   months ended March 31, 1997 and 1998, respectively ..............    $  7,563     $  5,737
  Sales of homes ...................................................       2,958        2,785
  Sales of commercial properties ...................................       4,895        2,834
  Rental revenue ...................................................         923          924
  Other revenue ....................................................         201          429
                                                                        --------     --------
      Total revenue ................................................      16,540       12,709
                                                                        --------     --------
COST OF REVENUE:
  Cost of construction, including Tax Credit Partnership
   cost of construction of $5,252 and $3,012 for the three
   months ended March 31, 1997 and 1998, respectively ..............       6,487        4,503
  Cost of homes sold ...............................................       2,435        2,344
  Cost of commercial properties sold ...............................       3,392        2,580
  Rental operating cost ............................................         227          175
                                                                        --------     --------
      Total cost of revenue ........................................      12,541        9,602
                                                                        --------     --------

  Gross profit .....................................................       3,999        3,107
                                                                        --------     --------
  General and administrative expenses ..............................         544          752
  Depreciation and amortization ....................................         286          391
                                                                        --------     --------
      Operating income .............................................       3,169        1,964
                                                                        --------     --------
OTHER EXPENSE:
  Interest expense, net of interest income of $57 and $293
   for the three months ended March 31, 1997
   and 1998, respectively ..........................................        (828)        (367)
  Joint venture loss ...............................................          --           (2)
                                                                        --------     --------
      Total other expense ..........................................        (828)        (369)
                                                                        --------     --------
      Income before provision for income taxes .....................       2,341        1,595
Provision for income taxes .........................................         497          444
                                                                        --------     --------
      Net income ...................................................    $  1,844     $  1,151
                                                                        ========     ========

EARNINGS PER COMMON SHARE:
Basic:
Net income .....................................................................    $     0.15
                                                                                    ==========
Weighted-average number of common shares outstanding ...........................     7,624,310
                                                                                    ==========
Diluted:
Net income .....................................................................    $     0.15
                                                                                    ==========
Weighted-average number of common shares
  outstanding assuming dilution ................................................     7,679,049
                                                                                    ==========

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                      (in thousands, except share amounts)


                                                                                     ADDITIONAL
                                                       SHARES           COMMON         PAID-IN         RETAINED
                                                     OUTSTANDING        STOCK          CAPITAL         EARNINGS         TOTAL
                                                     -----------      ----------     -----------      ----------      ----------
 Balance at December 31, 1997 ..................       7,619,142      $        8      $   20,670      $    8,966      $   29,644
 Stock issued in connection with
    acquisition of Maxim Homes, Inc. ...........
    (unaudited) ................................          42,280              --             338              --             338
 Net income for the three months
    ended March 31, 1998 (unaudited) ...........              --              --              --           1,151           1,151
                                                      ----------      ----------      ----------      ----------      ----------
 Balance at March 31, 1998 (unaudited) .........       7,661,422      $        8      $   21,008      $   10,117      $   31,133
                                                      ==========      ==========      ==========      ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            -------------------------
                                                                                              1997             1998
                                                                                            --------         --------
Cash flows from operating activities:
   Net income .......................................................................       $  1,844         $  1,151
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization ..............................................            286              391
         Gain on sales of commercial properties .....................................         (1,503)            (254)
         Joint venture loss .........................................................             --                2
         Changes in operating assets and liabilities:
            Increase in due from Tax Credit Partnerships ............................         (1,244)          (4,971)
            Decrease (increase) in construction contracts receivable ................            156             (846)
            (Decrease) in costs and estimated earnings in excess of billings
                on uncompleted contracts ............................................            503            2,704
            Decrease (increase) in properties under development .....................          2,286           (3,590)
            Decrease (increase) in prepaid expenses and other assets ................           (248)             587
            Decrease in accounts payable and accrued expenses .......................         (1,735)          (1,382)
            Increase (decrease) in billings in excess of costs and
                estimated earnings on uncompleted contracts .........................             54             (662)
            Increase (decrease) in tenant deposits and other liabilities ............            (13)             123
                                                                                            --------         --------
                    Net cash provided by (used in) operating activities .............            386           (6,747)
                                                                                            --------         --------
Cash flows from investing activities:
    Expenditures for property acquisitions and improvements .........................         (4,125)          (3,394)
    Proceeds from sales of commercial properties ....................................          4,895               --
    Increase in due from related parties ............................................           (117)             (17)
    Increase in notes receivable ....................................................             --             (284)
    Cash paid to acquire net assets of Maxim Homes, Inc. ............................             --             (785)
                                                                                            --------         --------
                    Net cash provided by (used in) investing activities .............            653           (4,480)
                                                                                            --------         --------
Cash flows from financing activities:
    Proceeds from issuance of notes payable .........................................          6,286           17,145
    Principal payments on notes payable and capital lease obligations ...............         (6,243)          (5,286)
    Increase (decrease) in notes payable to related parties .........................           (113)               1
    Capital contributions from partners .............................................            500               --
    Distributions paid to partners ..................................................         (1,971)              --
                                                                                            --------         --------
                    Net cash provided by (used in) financing activities .............         (1,541)          11,860
                                                                                            --------         --------
                    Net increase (decrease) in cash and cash equivalents ............           (502)             633
Cash and cash equivalents:
    Beginning of period .............................................................          1,590            1,110
                                                                                            --------         --------
    End of period ...................................................................       $  1,088         $  1,743
                                                                                            ========         ========

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                      -------------------
                                                                                       1997        1998
                                                                                      -----       -------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest, net of amounts capitalized ..........    $ 796       $ 1,303
                                                                                      =====       =======
   Cash paid during the period for income taxes ..................................    $  --       $ 2,369
                                                                                      =====       =======
Non-cash financing and investing activities:
   Common stock issued to acquire net assets of Maxim Homes, Inc. .................   $  --       $   338
                                                                                      =====       =======
   Capital lease obligation recorded in connection with equipment
       acquisitions ..............................................................    $  88       $    18
                                                                                      =====       =======
   Recognition of revenue for the prior sale of a commercial
       property which was subject to certain conditions ..........................    $  --       $ 2,834
                                                                                      =====       =======

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. DESCRIPTION OF SAXTON INCORPORATED

    Saxton Incorporated (the "Company") is engaged in the acquisition, design, development, construction, ownership, operation and sale of real property located in the greater Las Vegas, Nevada and Salt Lake City, Utah areas. The Company's business is comprised of three components: (i) the design, development, construction and sale of single-family homes and properties for its own portfolio; (ii) the performance of design, development and construction services for third parties ("design-build services"); and (iii) property operations and management. The properties consist of industrial buildings, retail centers, apartments, single family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Summit Hills, Inc., Hillcrest, Inc., RealNet Commercial Brokerage, Big Tyme Food Marts, Inc. and Maxim Homes, Inc.

    On June 24, 1997, the Company completed its initial public offering (the "Offering") of 2,275,000 shares of the Company's common stock ("Common Stock") at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties; (ii) $5.6 million to acquire land for future development; (iii) $2.8 million to acquire the interests of various third party partners in certain properties; and (iv) approximately $800,000 for development activities and general corporate purposes.

    Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the "Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes; (ii) $3.7 million was repaid through the issuance by the Company of 384,256 shares of Common Stock; and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock. The warrants were exercisable at $9.90 per share if the Company achieved specified levels of after-tax net income in 1997 and 1998. The actual level of after-tax net income in fiscal 1997 was below the specified level and therefore the warrants lapsed.

    On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $220,000 in cash; (ii) approximately $338,000 in Common Stock (42,280 shares at $8.00 per share); and (iii) $565,000 in cash to retire a portion of Maxim's debt. In addition, the Company will make five annual installments ("earn-out") on March 31 of each year beginning in 1999. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and will be made 50% in the Company's Common Stock and 50% in cash.

    The accompanying condensed consolidated financial statements for the three months ended March 31, 1997 present the financial position and results of operations and cash flows of the Company, including the operations of seven general partnerships and three limited partnerships ("Predecessor") that were under the common management and control (or significant ownership) of the Company or its executive officers prior to the Offering. Upon completion of certain transactions consummated by Predecessor and others in connection with the Offering, the Company owns 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

NOTE 2. BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three months ended March 31, 1997 and 1998. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain reclassifications have been made to conform prior periods with the current period presentation.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

NOTE 3. REAL ESTATE OPERATING PROPERTIES

    Real estate operating properties are summarized as follows (in thousands):

                                                    DECEMBER 31, 1997  MARCH 31, 1998
                                                    -----------------  --------------
                                                                         (unaudited)
Cost:
 Buildings ......................................        $ 21,257         $ 23,664
 Tenant improvements ............................             886              931
 Land ...........................................           6,574            6,927
                                                         --------         --------
Real estate operating properties at cost ........          28,717           31,522
Less accumulated depreciation and
   amortization .................................          (2,784)          (2,962)
                                                         --------         --------
Real estate operating properties, net ...........        $ 25,933         $ 28,560
                                                         ========         ========

NOTE 4. CONSTRUCTION CONTRACTS

    Construction contracts receivable includes amounts retained pending contract completion aggregating approximately $173,000 at December 31, 1997 and $162,000 at March 31, 1998. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

    Accounts payable and accrued expenses includes amounts retained pending subcontract completion aggregating approximately $1.2 million at December 31, 1997 and March 31, 1998.

    Costs and estimated earnings on uncompleted contracts and in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                                     DECEMBER 31, 1997     MARCH 31, 1998
                                                     -----------------     --------------
                                                                              (unaudited)
Costs incurred to date ..........................        $ 61,309              $ 65,974
Estimated earnings to date ......................          17,273                19,760
                                                         --------              --------
                                                           78,582                85,734
Less billings to date ...........................         (76,258)              (85,452)
                                                         --------              --------
 Cost and estimated earnings in excess of
   billings, net ................................        $  2,324              $    282
                                                         ========              ========

                                                     DECEMBER 31, 1997     MARCH  31, 1998
                                                     -----------------     --------------
                                                                             (unaudited)
Costs and estimated earnings in excess of
   billings on uncompleted contracts ............        $  4,115              $  1,411
Billings in excess of costs and estimated
   earnings on uncompleted contracts ............          (1,791)               (1,129)
                                                         --------              --------
Costs and estimated earnings in excess of
   billing, net .................................        $  2,324              $    282
                                                         ========              ========

NOTE 5. NOTES PAYABLE

    On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bear interest at one percent over the lender's prime rate in effect from time to time (9.5% at March 31, 1998). As of March 31, 1998, $10.0 million was outstanding and $0 was available to borrow under this line of credit. The agreement is also subject to certain financial covenants.

    On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined (10% at March 31, 1998), mature on August 1, 1998 and require the Company to pay a loan fee of .25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of March 31, 1998, the Company had outstanding indebtedness of $994,000 and available borrowings of $4.0 million under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

    During 1997, the Company entered into various notes payable representing borrowings from an unaffiliated individual. These notes bear interest and mature on the following dates: $6.6 million at 15% maturing on July 31, 1998; $500,000 at 24% maturing on July 8, 1998; $200,000 at 24% maturing on July 9, 1998; $200,000 at 24% maturing on July 16, 1998; and $1.2 million at 20% maturing on October 21, 1998. These notes are secured by first trust deeds on certain real property.

NOTE 6. NOTES PAYABLE TO AND RECEIVABLE FROM RELATED PARTIES

    Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1998.

    The Company has a note receivable of $255,000 from the Company's President and principal stockholder. The note receivable bears interest at 10.25% and matures on September 30, 1998.

NOTE 7. MANAGEMENT STOCK OPTION PLAN

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. As of March 31, 1998, the Company had outstanding 294,100 stock options to certain executive officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing eighteen months from the award date and will expire between June 30, 2007 and February 9, 2008.

NOTE 8. COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships ("TCPs"). Total construction loans payable for these TCPs were approximately $30.6 million and $22.9 million at December 31, 1997 and March 31, 1998, respectively.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

    The Company intends to comply with the requirements of this statement. Management has not yet determined the disclosure impact of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

    Revenue. Total revenue was $12.7 million for the three months ended March 31, 1998, representing a $3.8 million, or 23.2%, decrease from $16.5 million for the three months ended March 31, 1997. This was primarily due to a decrease in construction revenue and a decrease in sales of commercial properties. The decrease in construction revenue was due to two Tax Credit Partnership ("TCP") projects (as later described) under construction during the three months ended March 31, 1997 compared to only one TCP project under construction during the three months ended March 31, 1998. The decrease in sales of commercial properties was due to only one commercial property sold during the three months ended March 31, 1998 compared to two commercial property sales during the three months ended March 31, 1997.

    Cost of Revenue. Total cost of revenue was $9.6 million for the three months ended March 31, 1998, representing a $2.9 million, or 23.4%, decrease from $12.5 million for the three months ended March 31, 1997. This was due to the same factors explained above for revenue. Gross profit as a percent of revenue increased slightly to 24.4% for the three months ended March 31, 1998 from 24.2% for the comparable period in 1997.

    General and Administrative Expenses. General and administrative expenses were $752,000 for the three months ended March 31, 1998, representing a $208,000, or 38.2%, increase from $544,000 for the three months ended March 31, 1997. This was primarily due to increased payroll expenses related to an increase in the number of employees and other administrative related expansion costs. General and administrative expenses as a percentage of total revenue was 5.9% for the three months ended March 31, 1998 as compared to 3.3% for the three months ended March 31, 1997. This was principally attributed to a lower revenue base and increased general and administrative expenses in 1998.

    Depreciation and Amortization. Depreciation and amortization was $391,000 for the three months ended March 31, 1998, representing a $105,000, or 36.7%, increase from $286,000 for the three months ended March 31, 1997. This was primarily due to increases in equipment purchases necessitated by further expansion and an increase in completed buildings in our portfolio at March 31, 1998 compared to March 31, 1997.

    Interest Expense, Net. Interest expense, net, was $367,000 for the three months ended March 31, 1998, representing a $461,000 or 55.7%, decrease from $828,000 for the three months ended March 31, 1997. This was primarily due to $196,000 of interest income recognized from TCPs for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997 and an increase in the amount of interest expense capitalized for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

    Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $1.6 million for the three months ended March 31, 1998, representing a $746,000, or 31.9%, decrease from $2.3 million for the three months ended March 31, 1997. Income before provision for income taxes as a percentage of total revenue was 12.6% for the three months ended March 31, 1998 as compared to 14.2% for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    On June 24, 1997, the Company completed its initial public offering of 2,275,000 shares of the Company's common stock ("Common Stock") at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties; (ii) $5.6 million to acquire land for future development; (iii) $2.8 million to acquire the interests of various third-party partners in certain properties; and (iv) approximately $800,000 for development activities and general corporate purposes.

    The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with cash on hand at March 31, 1998 will be sufficient to provide for its capital requirements for at least the next 12 months.

    All material transactions have been approved by at least a majority of the Board of Directors of the Company, including a majority of the disinterested members of the Board of Directors, when applicable, and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

    Operating Activities. Net cash used in operating activities was $6.7 million for the three months ended March 31, 1998 compared to net cash provided by operating activities of $386,000 for the three months ended March 31, 1997. The change in operating cash flow was primarily due to an increase in properties under development and an increase in Due from TCPs. Properties under development increased to $25.7 million at March 31, 1998 from $21.6 million at December 31, 1997 primarily due to the acquisition of Maxim Homes, Inc. and an increase in the Sunrise Ridge development. Due from TCPs increased to $22.4 million at March 31, 1998 from $17.4 million at December 31, 1997 primarily due to the addition of a new TCP project under development during the three months ended March 31, 1998.

    Investing Activities. Net cash used in investing activities was $4.5 million for the three months ended March 31, 1998. Net cash provided by investing activities was $653,000 for the three months ended March 31, 1997. This was primarily due to $4.9 million in proceeds from sales of two commercial properties during the three months ended March 31, 1997 and no similar transactions occurring in the three months ended March 31, 1998.

    Financing Activities. Net cash provided by financing activities was $11.9 million for the three months ended March 31, 1998, representing a $13.4 million increase from net cash used in financing activities of $1.5 million for the three months ended March 31, 1997. This was primarily due to an increase in proceeds from notes payable and no distributions paid to partners during the three months ended March 31, 1998. Notes payable increased to $52.5 million at March 31, 1998 from $40.6 million at December 31, 1997.

    The Company anticipates that development of portfolio projects during the next twelve months will cost approximately $1.8 million, which the Company plans to finance through construction financing. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and expects to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property. The Company also expects to purchase approximately $966,000 of construction and computer equipment during 1998.

    In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code. At March 31, 1998, the Tax Credit Partnerships or TCPs as previously defined, were indebted to the Company in the aggregate amount of approximately $22.4 million, representing developer fees and land and construction costs. Of such amount, approximately $6.1 million is payable to the Company by the TCPs from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $16.3 million is payable to the Company by the TCPs from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

    The Company has made its capital contributions to the TCPs which own completed or substantially completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.7 million, to meet operating deficits, if any, of such TCPs.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At March 31, 1998, the Company had 58 homes in backlog, representing an aggregate sales value of approximately $5.0 million.

    The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At March 31, 1998, the Company had backlog under its design-build contracts of approximately $40.0 million.

YEAR 2000

    The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the year 2000 issue ("Y2K") and has developed a plan to resolve the issue. The Company is currently working with external vendors, service providers and others to ensure compliance with Y2K and plans to perform testing with the external sources during late 1998 and 1999. However, there can be no assurance that the systems of these other external companies upon which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company's management does not believe that Y2K compliance will have a material impact on the Company.

RISKS AND RELATED FACTORS

    Variability of Results: Seasonality. The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others, (i) the timing of home and other property sale closings,
(ii) the Company's ability to continue to acquire land and options thereon on acceptable terms, (iii) the timing of the receipt of regulatory approvals for the construction of homes and other development projects, (iv) the condition of the real estate market and the general economic and environmental conditions in the greater Las Vegas and Salt Lake City, Utah, metropolitan areas, (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties, (vi) the timing of the completion of construction of the Company's homes and other portfolio properties and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close their new home purchase either prior to the start of a new school year or prior to the end of year holiday season.

   Special Cautionary Notice Regarding Forward-Looking Statements

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically wishes to advise readers that the factors listed under the captions "Liquidity and Capital Resources," "Risks and Related Factors" and other risk factors including but not limited to: the primary dependence on the greater Las Vegas area; homebuilding and other real estate development and investments; indebtedness; potential inability to obtain future financing; variability, erratic weather conditions and seasonality of results; dependence on key personnel; control by current stockholders; regulatory and environmental risks; and acquisitions and expansion into new markets could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as anticipated, believed, established or expected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits - Refer to Index on page 16 of this filing.

    b) Form 8-K, Item 5. filed April 6, 1998 for acquisition of Maxim
       Homes, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAXTON INCORPORATED

May 14, 1998                       By:  /s/ JAMES C. SAXTON
                                        ----------------------------------------
                                        James C. Saxton
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

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

                                INDEX TO EXHIBITS

                                                     SEQUENTIALLY
   EXHIBIT                                             NUMBERED
   NUMBER         DESCRIPTION                            PAGE
   ------         -----------                        ------------
    27            Financial Data Schedule.                17