Form 10-Q
period 1998-06-30
SAXTON INC
filed 1998-08-14
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission File Number: 0-22299

                               SAXTON INCORPORATED
             (Exact name of registrant as specified in its charter)


                 NEVADA                                    88-0223654
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                       5440 West Sahara Ave., Third Floor
                             Las Vegas, Nevada 89146
                                 (702) 221-1111
          (Address and telephone number of principal executive offices)

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

The number of shares of common stock, par value $.001 per share, outstanding as of August 3, 1998 was 7,661,422.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q


                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.  FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets  -
                   December 31, 1997 and June 30, 1998                                      3

                   Condensed Consolidated Statements of Income -
                   Three and Six Months Ended June 30, 1997 and 1998                        4

                   Condensed Consolidated Statement of  Stockholders'
                   Equity - Six Months Ended June 30, 1998                                  5

                   Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1997 and 1998                                  6

                   Notes to Condensed Consolidated Financial Statements                     8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                           13

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                       18

          Item 2.  Changes in Securities                                                   18

          Item 3.  Defaults Upon Senior Securities                                         18

          Item 4.  Submission of Matters to a Vote of Security Holders                     18

          Item 5.  Other Information                                                       18

          Item 6.  Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                                 19

INDEX TO EXHIBITS and EXHIBITS                                                             20

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   DECEMBER 31,       JUNE 30,
                                                                                       1997            1998
                                                                                     --------        --------
                                      ASSETS                                                        (unaudited)
Real estate properties:
    Operating properties, net of accumulated depreciation (note 3) ..........        $ 25,933        $ 27,650
    Properties under development ............................................          21,598          37,534
    Land held for future development or sale ................................           3,767           1,311
                                                                                     --------        --------
                Total real estate properties ................................          51,298          66,495

Cash and cash equivalents ...................................................           1,110           3,315
Due from Tax Credit Partnerships ............................................          17,397          27,265
Construction contracts receivable, net of allowance for doubtful
    accounts of $398 at December 31, 1997 and $401 at June 30, 1998 .........           3,043           4,964
Costs and estimated earnings in excess of billings on
    uncompleted contracts (note 4) ..........................................           4,115           2,312
Notes receivable ............................................................           2,884           1,103
Investments in joint ventures ...............................................           3,602           3,595
Due from related parties (notes 1 and 6) ....................................             386             384
Prepaid expenses and other assets ...........................................           6,285           7,071
                                                                                     --------        --------
                Total assets ................................................        $ 90,120        $116,504
                                                                                     ========        ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses ...................................        $ 11,376        $ 13,186
    Tenant deposits and other liabilities ...................................           2,860           2,102
    Billings in excess of costs and estimated earnings on
        uncompleted contracts (note 4) ......................................           1,791             833
    Notes payable (notes 1 and 5) ...........................................          40,610          63,615
    Notes payable to related parties (note 6) ...............................           2,695           2,695
    Capital lease obligations ...............................................           1,144           1,110
                                                                                     --------        --------
                Total liabilities ...........................................          60,476          83,541
                                                                                     --------        --------

Stockholders' equity:
    Common stock, $.001 par value.  Authorized 50,000,000 shares;
        issued and outstanding 7,619,142 shares at December 31, 1997 and
        7,661,422 shares at June 30, 1998 ...................................               8               8
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
        no shares issued and outstanding ....................................              --              --
    Additional paid-in capital ..............................................          20,670          21,008
    Retained earnings .......................................................           8,966          11,947
                                                                                     --------        --------
                Total stockholders' equity ..................................          29,644          32,963

Commitments and contingencies (note 9)
                                                                                     --------        --------
                Total liabilities and stockholders' equity ..................        $ 90,120        $116,504
                                                                                     ========        ========



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                     1997             1998             1997             1998
                                                                  -----------      -----------      -----------      -----------
REVENUE:
  Construction revenue, including Tax Credit
      Partnership construction revenue of $6,605 and $9,905
      for the three months ended June 30, 1997 and 1998,
      respectively and $13,105 and $14,135 for the six months
      ended June 30, 1997 and 1998, respectively ............     $    11,339      $    13,395      $    18,902      $    19,132
  Sales of homes ............................................           2,906            6,175            5,864            8,960
  Sales of commercial properties ............................             610              984            5,505            3,819
  Rental revenue ............................................             815              843            1,738            1,767
  Other revenue .............................................             519              471              720              899
                                                                  -----------      -----------      -----------      -----------
                Total revenue ...............................          16,189           21,868           32,729           34,577
                                                                  -----------      -----------      -----------      -----------

COST OF REVENUE:
  Cost of construction, including Tax Credit Partnership
      cost of construction of $4,880 and $7,038 for the three
      months ended June 30, 1997 and 1998, respectively and
      $10,132 and $10,050 for the six months ended June 30,
      1997 and 1998, respectively ...........................           9,260           10,264           15,747           14,767
  Cost of homes sold ........................................           2,443            5,192            4,878            7,536
  Cost of commercial properties sold ........................             136              920            3,528            3,500
  Rental operating cost .....................................             189              248              416              422
                                                                  -----------      -----------      -----------      -----------
                Total cost of revenue .......................          12,028           16,624           24,569           26,225
                                                                  -----------      -----------      -----------      -----------

  Gross profit ..............................................           4,161            5,244            8,160            8,352
                                                                  -----------      -----------      -----------      -----------
  General and administrative expenses .......................             549            1,684            1,093            2,436
  Depreciation and amortization .............................             337              375              623              766
                                                                  -----------      -----------      -----------      -----------
                Operating income ............................           3,275            3,185            6,444            5,150
                                                                  -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense, net of interest income of $57 and $270
      for the three months ended June 30, 1997 and 1998,
      respectively and $94 and $563 for the six months ended
      June 30, 1997 and 1998, respectively ..................            (632)            (456)          (1,460)            (823)
  Joint venture earnings (loss) .............................              10               (4)              10               (7)
                                                                  -----------      -----------      -----------      -----------
      Total other expense ...................................            (622)            (460)          (1,450)            (830)
                                                                  -----------      -----------      -----------      -----------
      Income before provision for income taxes ..............           2,653            2,725            4,994            4,320
  Provision for income taxes ................................             944              895            1,441            1,339
                                                                  -----------      -----------      -----------      -----------
      Net income ............................................     $     1,709      $     1,830      $     3,553      $     2,981
                                                                  ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE (NOTE 7):
Basic:
Net income ..................................................     $      0.33      $      0.24      $      0.70      $      0.39
                                                                  ===========      ===========      ===========      ===========
Weighted-average number of common shares outstanding ........       5,137,170        7,661,422        5,043,911        7,642,968
                                                                  ===========      ===========      ===========      ===========

Diluted:
Net income ..................................................     $      0.33      $      0.24      $      0.70      $      0.39
                                                                  ===========      ===========      ===========      ===========
Weighted-average number of common shares outstanding
    assuming dilution .......................................       5,137,170        7,671,509        5,043,911        7,677,388
                                                                  ===========      ===========      ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                  ADDITIONAL
                                                  SHARES           COMMON           PAID-IN         RETAINED
                                                OUTSTANDING         STOCK           CAPITAL         EARNINGS           TOTAL
                                                -----------       ---------        ---------        ---------        ---------
Balance at December 31, 1997 ............        7,619,142        $       8        $  20,670        $   8,966        $  29,644
Stock issued in connection with
  acquisition of Maxim Homes, Inc.
  (unaudited) ...........................           42,280               --              338               --              338
Net income for the six months
  ended June 30, 1998 (unaudited) .......               --               --               --            2,981            2,981
                                                 ---------        ---------        ---------        ---------        ---------

Balance at June 30, 1998 (unaudited) ....        7,661,422        $       8        $  21,008        $  11,947        $  32,963
                                                 =========        =========        =========        =========        =========



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                     1997             1998
                                                                                   --------         --------
Cash flows from operating activities:
  Net income ..............................................................        $  3,553         $  2,981
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
    Depreciation and amortization .........................................             623              766
    Gain on sales of commercial properties ................................          (1,977)            (310)
    Joint venture loss (earnings) .........................................             (10)               7
    Changes in operating assets and liabilities:
      Increase in Due from Tax Credit Partnerships ........................          (1,785)          (9,868)
      Increase in construction contracts receivable .......................          (2,202)          (1,767)
      Decrease (increase) in costs and estimated earnings in
        excess of billings on uncompleted contracts .......................          (1,385)           1,803
      Decrease (increase) in properties under development .................             920           (8,965)
      Increase in prepaid expenses and other assets .......................          (2,507)            (154)
      Increase in accounts payable and accrued expenses ...................           4,839            1,810
      Decrease in billings in excess of costs and
        estimated earnings on uncompleted contracts .......................            (187)            (958)
      Increase in tenant deposits and other liabilities ...................           1,734            1,922
                                                                                   --------         --------

                Net cash provided by (used in) operating activities .......           1,616          (12,733)
                                                                                   --------         --------

Cash flows from investing activities:
    Expenditures for property acquisitions and improvements ...............         (11,035)          (9,937)
    Payment to purchase partnership interests .............................          (2,804)              --
    Proceeds from sales of commercial properties ..........................           5,505              984
    Decrease (increase) in Due from related parties .......................            (496)               2
    Decrease (increase) in notes receivable ...............................            (273)           1,752
    Capital contributions to joint ventures ...............................            (190)              --
    Cash paid to acquire net assets of Maxim Homes, Inc. ..................              --             (793)
                                                                                   --------         --------

                Net cash used in investing activities .....................          (9,293)          (7,992)
                                                                                   --------         --------

Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............................           9,896           37,193
    Principal payments on notes payable and capital lease obligations ....          (13,494)         (14,263)
    Decrease in notes payable to related parties ..........................          (2,446)              --
    Payments on subordinated dividend notes ...............................          (2,698)              --
    Net proceeds from issuance of common stock ............................          17,323               --
    Capital contributions from partners ...................................             819               --
    Distributions paid to partners ........................................          (2,321)              --
                                                                                   --------         --------

                Net cash provided by financing activities .................           7,079           22,930
                                                                                   --------         --------

                Net increase (decrease) in cash and cash equivalents ......            (598)           2,205
Cash and cash equivalents:
    Beginning of period ...................................................           1,590            1,110
                                                                                   --------         --------
    End of period .........................................................        $    992         $  3,315
                                                                                   ========         ========



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   1997            1998
                                                                                 --------        --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest,
    net of amounts capitalized ..........................................        $  1,346        $  1,811
                                                                                 --------        --------

  Cash paid during the period for income taxes ..........................        $     --        $  2,494
                                                                                 --------        --------

Non-cash transactions:
  Common stock issued to acquire net assets of Maxim Homes, Inc. ........        $     --        $    338
                                                                                 --------        --------

  Capital lease obligation recorded in connection with equipment
    recorded ............................................................        $    136        $     41
                                                                                 --------        --------

  Recognition of revenue for the prior sale of a commercial property
    which was subject to certain conditions .............................        $     --        $  2,834
                                                                                 --------        --------

  Deferred offering costs charged against gross proceeds of initial
    public offering .....................................................        $  2,321        $     --
                                                                                 --------        --------

  Common stock issued to reduce subordinated dividend notes .............        $  3,650        $     --
                                                                                 --------        --------

  Warrants for common stock issued to reduce subordinated dividend
    note obligations ....................................................        $  1,000        $     --
                                                                                 --------        --------

  Amounts due from related parties offset against subordinated
    dividend notes in satisfaction of the respective obligations ........        $    729        $     --
                                                                                 --------        --------



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.   DESCRIPTION OF SAXTON INCORPORATED

    Saxton Incorporated (the "Company") is engaged in the acquisition, design, development, construction, ownership, operation and sale of real property located in the greater Las Vegas, Reno, Phoenix and Salt Lake City metropolitan areas. The Company's business is comprised of three components: (i) the design, development, construction and sale of single-family homes and properties for its own portfolio; (ii) the performance of design, development and construction services for third parties ("design-build services"); and (iii) property operations and management. The properties consist of industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Summit Hills, Inc., Hillcrest, Inc., RealNet Commercial Brokerage, Big Tyme Food Marts, Inc. and Maxim Homes, Inc.

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

    On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in Common Stock (42,280 shares at $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash.

    The accompanying condensed consolidated financial statements for the three and six months ended June 30, 1997 present the financial position and results of operations and cash flows of the Company, including the operations of seven general partnerships and three limited partnerships ("Predecessor") that were under the common management and control (or significant ownership) of the Company or its executive officers prior to the Offering. Upon completion of certain transactions consummated by Predecessor and others in connection with the Offering, the Company owns 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

NOTE 2.   BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and six months ended June 30, 1997 and 1998. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain reclassifications have been made to conform prior periods with the current period presentation.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

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

NOTE 3.   REAL ESTATE OPERATING PROPERTIES

    Real estate operating properties are summarized as follows (in thousands):

                                                                    DECEMBER 31, 1997  JUNE 30, 1998
                                                                    -----------------  -------------
                                                                                        (unaudited)
               Cost:
                 Buildings .....................................        $ 21,257         $ 23,258
                 Tenant improvements ...........................             886              758
                 Land ..........................................           6,574            6,716
                                                                        --------         --------
               Real estate operating properties at cost ........          28,717           30,732
               Less accumulated depreciation ...................          (2,784)          (3,082)
                                                                        --------         --------
                     Real estate operating  properties, net ....        $ 25,933         $ 27,650
                                                                        ========         ========

NOTE 4.   CONSTRUCTION CONTRACTS

    Construction contracts receivable includes amounts retained pending contract completion aggregating approximately $173,000 at December 31, 1997 and $162,000 at June 30, 1998. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

    Accounts payable and accrued expenses include amounts retained pending subcontract completion aggregating approximately $1.2 million at December 31, 1997 and $1.6 million at June 30, 1998.

    Costs and estimated earnings on uncompleted contracts and in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                                                 DECEMBER 31, 1997  JUNE 30, 1998
                                                                 -----------------  -------------
                                                                                     (unaudited)
               Costs incurred to date .......................        $ 61,309         $ 73,859
               Estimated earnings to date ...................          17,273           23,504
                                                                     --------         --------
                                                                       78,582           97,363
               Less billings to date ........................         (76,258)         (95,884)
                                                                     --------         --------

                Cost and estimated earnings in excess of
                  billings, net .............................        $  2,324         $  1,479
                                                                     ========         ========

                                                           DECEMBER 31, 1997   JUNE 30, 1998
                                                           -----------------   -------------
                                                                                (unaudited)
                Cost and estimated earnings in excess of
                  billings on completed contracts ......        $  4,115         $  2,312
               Billings in excess of costs and estimated
                   earnings on uncompleted contracts ...          (1,791)            (833)
                                                                --------         --------

               Costs and estimated earnings in excess of
                  billings, net ........................        $  2,324         $  1,479
                                                                ========         ========

NOTE 5.   NOTES PAYABLE

    Notes payable consist of the following (in thousands):

                                                                                      DECEMBER 31,     JUNE 30,
                                                                                         1997            1998
                                                                                        -------        -------
    Notes payable to various financial institutions, maturing at dates ranging between August 1998 and November 2027. The notes bear interest monthly
      at various rates ranging between 7.9% and 15.0%. (1)(2) ..................        $31,743        $51,112

    Notes payable to various individuals, maturing at dates ranging between July
      1998 and May 1999. The notes bear interest at various rates ranging
      between 15.0% and 24.0%. (3) .............................................          8,720         12,400

    Other ......................................................................            147            103
                                                                                        -------        -------
                                                                                        $40,610        $63,615
                                                                                        =======        =======

    (1) On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bear interest at 1.0% over the lender's prime rate in effect from time to time (9.5% at June 30, 1998). As of June 30, 1998, $10.0 million was outstanding and $0 was available to borrow under this line of credit. The agreement is also subject to certain financial covenants.

    (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined in the Agreement (10.0% at June 30, 1998), mature on August 1, 1998 and require the Company to pay a loan fee of .25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of June 30, 1998, the Company had outstanding indebtedness of $4.2 million and available borrowings of $826,000 under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

    (3) Through July 31, 1998, $1.7 million of notes payable maturing in July 1998 has been paid in full. The remaining $8.8 million of notes payable maturing in July 1998 have been extended with new maturity dates ranging from July 1999 to August 1999.

NOTE 6.   NOTES PAYABLE TO AND RECEIVABLE FROM RELATED PARTIES

    Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 18.0%, with all amounts due at various dates in 1998.

    The Company has a note receivable of $265,000 from the Company's President and principal stockholder. The note receivable bears interest at 10.25% and matures on September 30, 1998.

NOTE 7.   EARNINGS PER COMMON SHARE

    As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("EPS"), the following tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods:

                                        THREE MONTHS ENDED JUNE 30, 1997                   THREE MONTHS ENDED JUNE 30, 1998
                                   -------------------------------------------        -------------------------------------------
                                                                     PER-SHARE                                          PER-SHARE
                                    INCOME           SHARES            AMOUNT          INCOME           SHARES           AMOUNT
                                   ---------        ---------        ---------        ---------        ---------        ---------
Net income ................        $   1,709                                          $   1,830

Basic EPS
Income applicable to
  common stockholders .....            1,709        5,137,170        $    0.33            1,830        7,661,422        $    0.24
                                   ---------        ---------        =========        ---------        ---------        =========

Effect of dilutive
securities:
  Stock options ...........               --               --                                --           10,087
                                   ---------        ---------                         ---------        ---------

Diluted EPS
Income applicable to
  common stockholders
  and assumed conversions .        $   1,709        5,137,170        $    0.33        $   1,830        7,671,509        $    0.24
                                   =========        =========        =========        =========        =========        =========

                                          SIX MONTHS ENDED JUNE 30, 1997                  SIX MONTHS ENDED JUNE 30, 1998
                                   -------------------------------------------        -------------------------------------------
                                                                      PER-SHARE                                          PER-SHARE
                                    INCOME           SHARES            AMOUNT          INCOME            SHARES           AMOUNT
                                   ---------        ---------        ---------        ---------        ---------        ---------
Net income ................        $   3,553                                          $   2,981

Basic EPS
Income applicable to
  common stockholders .....            3,553        5,043,911        $    0.70            2,981        7,642,968        $    0.39
                                   ---------        ---------        =========        ---------        ---------        =========

Effect of dilutive
securities:
  Stock options ...........               --               --                                --           34,420
                                   ---------        ---------                         ---------        ---------

Diluted EPS
Income applicable to
  common stockholders
  and assumed conversions .        $   3,553        5,043,911        $    0.70        $   2,981        7,677,388        $    0.39
                                   =========        =========        =========        =========        =========        =========

    The Company had outstanding options to purchase Common Stock that were excluded from the computation of diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for the three and six months ended June 30, 1998 were 383,250 and 55,950, respectively.

NOTE 8.   MANAGEMENT STOCK OPTION PLAN

    In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements. In 1995, options to purchase 23,497 shares lapsed without vesting upon certain employees' termination of employment with the Company. Options granted to one officer of the Company vested 20% on December 29, 1995, 30% on December 29, 1996 and 50% on December 29, 1997. The remaining options vest 20% per year on December 29th for five years beginning December 29, 1995. All options are exercisable from the date of vesting through December 28, 2004 at an exercise price of $6.10 per share. No options have been granted after December 1994.

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. As of June 30, 1998, the Company had outstanding 322,100 stock options to certain executive officers and employees of the Company pursuant to the Option Plan. These options generally vest in equal annual installments over five years commencing eighteen months from the award date and will expire between June 30, 2007 and June 29, 2008.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships ("TCPs"). Total construction loans payable for these TCPs were approximately $30.6 million and $26.2 million at December 31, 1997 and June 30, 1998, respectively.

NOTE 10.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

    Revenue. Total revenue was $21.9 million for the three months ended June 30, 1998, representing a $5.7 million, or 35.1% increase from $16.2 million for the three months ended June 30, 1997. This was primarily due to increases in revenue from sales of homes, construction revenue and sales of commercial properties. The increase in revenue from sales of homes was due to a 69.4% increase in home sales. During the three months ended June 30, 1998, the Company sold 61 homes compared to 36 homes sold during the three months ended June 30, 1997. Construction revenue increased due to three Tax Credit Partnerships ("TCP") projects (as later described) under construction during the three months ended June 30, 1998 compared to only two TCP projects under construction during the three months ended June 30, 1997. Sales of commercial properties increased due to higher sales proceeds received for a retail center sold during the three months ended June 30, 1998 compared to a land parcel sold during the three months ended June 30, 1997.

    Cost of Revenue. Total cost of revenue was $16.6 million for the three months ended June 30, 1998, representing a $4.6 million, or 38.2% increase from $12.0 million for the three months ended June 30, 1997. This was due to the same factors explained above for revenue. The gross profit on the commercial property sold in 1997 was significantly higher than the commercial property sold in 1998. The 1997 sale was a parcel of land adjacent to a retail center held by the Company as an operating property, thus the basis of the land was significantly lower than the appraised value. The commercial property sold in 1998 was a retail center upon which its book value increased over time due to tenant improvements added to the value of the property. Gross profit as a percent of revenue decreased to 24.0% for the three months ended June 30, 1998 from 25.7% for the comparable period in 1997.

    General and Administrative Expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 1998, representing a $1.1 million, or 206.7% increase from $549,000 for the three months ended June 30, 1997. This was primarily due to increased payroll expenses related to an increase in the number of employees, other administrative related expansion costs and a write-off of a receivable. The receivable amount which was written-off during the second quarter was $405,000 and represented delinquent rent and advances made by the Company to Operations Management Group ("OMG") which leased a property constructed by the Company. The property has been vacated by OMG and to date, the Company has been unable to collect on this receivable and is pending litigation. The Company is not hopeful on collecting this receivable. For further discussion of this transaction see "Item 13. Certain Relationships and Related Transactions" in the Company's Form 10-K filed for fiscal year ended December 31, 1997. General and administrative expenses as a percentage of total revenue was 7.7% for the three months ended June 30, 1998 compared to 3.4% for the three months ended June 30, 1997.

    Depreciation and Amortization. Depreciation and amortization was $375,000 for the three months ended June 30, 1998, representing a $38,000, or 11.3% increase from $337,000 for the three months ended June 30, 1997. This was primarily due to increases in equipment purchases necessitated by further expansion and an increase in completed buildings in portfolio properties at June 30, 1998 compared to June 30, 1997.

    Interest Expense, Net. Interest expense, net, was $456,000 for the three months ended June 30, 1998, representing a $176,000 or 27.8% decrease from $632,000 for the three months ended June 30, 1997. This was primarily due to $201,000 of interest income recognized from TCPs for the three months ended June 30, 1998 compared to $0 for the three months ended June 30, 1997 and an increase in the amount of interest expense capitalized for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

    Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $2.7 million for the three months ended June 30, 1998, representing a $72,000 or 2.7% increase from $2.7 million for the three months ended June 30, 1997. Income before provision for income taxes as a percentage of total revenue was 12.5% for the three months ended June 30, 1998 as compared to 16.4% for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

    Revenue. Total revenue was $34.6 million for the six months ended June 30, 1998, representing a $1.9 million, or 5.6% increase from $32.7 million for the six months ended June 30, 1997. This was primarily due to increased revenues from sales of homes partially offset by a decrease in sales of commercial properties. The increase in revenues from sales of homes was due to 94 home sales during the six months ended June 30, 1998 compared to 73 home sales during the six months ended June 30, 1997. The decrease in revenues from sales of commercial properties was due to only two property sales during the six months ended June 30, 1998 compared to three property sales during the six months ended June 30, 1997.

    Cost of Revenue. Total cost of revenue was $26.2 million for the six months ended June 30, 1998, representing a $1.6 million, or 6.7% increase from $24.6 million for the six months ended June 30, 1997. This was due to the same factors explained above for revenue. Gross profit as a percent of revenue decreased slightly to 24.2% for the six months ended June 30, 1998 from 24.9% for the comparable period in 1997.

    General and Administrative Expenses. General and administrative expenses were $2.4 million for the six months ended June 30, 1998, representing a $1.3 million, or 122.9% increase from $1.1 million for the six months ended June 30, 1997. This was primarily due to increased payroll expenses related to an increase in the number of employees, other administrative related expansion costs and a write-off of a receivable. The receivable amount which was written-off during the second quarter was $405,000 and represented delinquent rent and advances made by the Company to OMG which leased a property constructed by the Company. The property has been vacated by OMG and to date, the Company has been unable to collect on this receivable and is pending litigation. The Company is not hopeful on collecting this receivable. For further discussion of this transaction see "Item 13. Certain Relationships and Related Transactions" in the Company's Form 10-K filed for fiscal year ended December 31, 1997. General and administrative expenses as a percentage of total revenue was 7.0% for the six months ended June 30, 1998 as compared to 3.3% for the six months ended June 30, 1997.

    Depreciation and Amortization. Depreciation and amortization was $766,000 for the six months ended June 30, 1998, representing a $143,000, or 23.0% increase from $623,000 for the six months ended June 30, 1997. This was primarily due to increases in equipment purchases necessitated by further expansion and an increase in completed buildings in portfolio properties at June 30, 1998 compared to June 30, 1997.

    Interest Expense, Net. Interest expense, net, was $823,000 for the six months ended June 30, 1998, representing a $637,000 or 43.6% decrease from $1.5 million for the six months ended June 30, 1997. This was primarily due to $397,000 of interest income recognized from TCPs for the six months ended June 30, 1998 compared to $0 for the six months ended June 30, 1997 and an increase in the amount of interest expense capitalized for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

    Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $4.3 million for the six months ended June 30, 1998, representing a $674,000, or 13.5% decrease from $5.0 million for the six months ended June 30, 1997. Income before provision for income taxes as a percentage of total revenue was 12.5% for the six months ended June 30, 1998 as compared to 15.3% for the six months ended June 30, 1997.

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

    The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources. Management believes that cash generated from future operations, funds available from external sources of debt and equity financing, together with cash on hand at June 30, 1998 will be sufficient to provide for its capital requirements for at least the next 12 months.

    All material transactions have been approved by at least a majority of the Board of Directors of the Company, including a majority of the disinterested members of the Board of Directors, when applicable, and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

    Operating Activities. Net cash used in operating activities was $12.7 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $1.6 million for the six months ended June 30, 1997. The change in operating cash flow was primarily due to an increase in properties under development and an increase in Due from TCPs. Properties under development increased to $37.5 million at June 30, 1998 from $21.6 million at December 31, 1997 primarily due to the acquisition of Maxim Homes, Inc., increases in the Silver Springs and Taylor Ranch developments and the addition of five properties which began development and construction during the six months ended June 30, 1998. Due from TCPs increased to $27.3 million at June 30, 1998 from $17.4 million at December 31, 1997 primarily due to the addition of two new TCP projects (Spanish Hills and South Valley) and the continued development of another (Rancho Mesa) during the six months ended June 30, 1998.

    Investing Activities. Net cash used in investing activities was $8.0 million for the six months ended June 30, 1998 compared to $9.3 million for the six months ended June 30, 1997. This was primarily due to $5.5 million in proceeds from sales of three commercial properties during the six months ended June 30, 1997 and $984,000 in proceeds from only one similar transaction occurring in the six months ended June 30, 1998, partially offset by a $1.8 million decrease in notes receivable from $2.9 million at December 31, 1997 to $1.1 million at June 30, 1998.

    Financing Activities. Net cash provided by financing activities was $22.9 million for the six months ended June 30, 1998, representing a $15.8 million increase from $7.1 million for the six months ended June 30, 1997. This was primarily due to an increase in proceeds from notes payable. Notes payable increased to $63.6 million at June 30, 1998 from $40.6 million at December 31, 1997 primarily due to increased construction activity funded by notes payable and the acquisition of land under development.

    The Company anticipates the remaining development of portfolio projects during the next twelve months will cost approximately $2.2 million, which the Company plans to finance through construction financing. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and expects to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property. The Company also expects to purchase approximately $785,000 of construction and computer equipment during the remainder of 1998.

    In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code. At June 30, 1998, the Tax Credit Partnerships or TCPs as previously defined, were indebted to the Company in the aggregate amount of approximately $27.3 million, representing developer fees and land and construction costs. Of such amount, approximately $6.4 million is payable to the Company by the TCPs from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $20.9 million is payable to the Company by the TCPs from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

    The Company has made its capital contributions to the TCPs which own completed or substantially completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.6 million, to meet operating deficits, if any, of such TCPs.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts that are not yet closed are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At June 30, 1998 and December 31, 1997, the Company had 50 and 37 homes, respectively, in backlog, representing an aggregate sales value of approximately $6.0 million and $3.0 million, respectively.

    The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the unrecognized revenue on the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At June 30, 1998 and December 31, 1997, the Company had backlog under its design-build contracts of approximately $46.8 million and $36.4 million, respectively.

SELF-FUNDED INSURANCE

    As of June 1, 1998, the Company (including all Nevada wholly-owned subsidiaries and divisions) has been approved and certified as a self-insured employer for workers' compensation purposes. The Company's policy has certain cap loss limitations.

YEAR 2000

    The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems which may be affected by certain computerized functions. The Company does not believe the non-computer related systems, whether Y2K compliant or not, will have a material impact on the Company's operations. The Company has formally contacted or will contact significant third parties, including service providers, vendors, suppliers, subcontractors, financial institutions, consultants and various government agencies, to obtain assurance of Y2K compliance. However, there can be no guarantee that the systems of other companies upon which the Company's systems rely will be Y2K compliant in a successful, timely manner. Failure to convert by an external source or provider or the failure to convert properly would have a material adverse effect on the Company, as would the Company's failure to convert, or convert properly, an internal system.

    The Company has also included activities to increase awareness of the Y2K issue across the Company, assess where the Company has issues, determine proposed resolutions, validate those proposed resolutions and implement system solutions. The Company has not completed its assessment of applications within the Company that are not Y2K compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company currently expects to complete all business critical internal hardware and software modification and testing by early calendar 1999.

    Given the information known at this time about the Company's systems having such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, it is currently expected that Y2K costs, the majority of which are expected to be incurred in fiscal 1999, will not have an impact exceeding a range of $100,000-$150,000 on the Company's liquidity or its results of operations. Current expenditures related to this issue have been negligible thus far and performed by existing internal staff. These expected costs will be incorporated into the Company's operating plan for fiscal 1999. These costs include incremental personnel costs, consulting costs, and costs for the modification of or replacement of existing hardware and software. These costs will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

    Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Y2K issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area and the extent to which the Company might be adversely impacted by third party (vendors, subcontractors, lenders, bond trustees, etc.) failure to remediate their own Y2K issues. Failure by the Company and/or its vendors and subcontractors and in particular, the local governments, on which the Company is materially dependent to complete Y2K compliance work in a timely manner could have a material adverse effect on the Company's operations.

    The Company currently has not established a formal contingency plan in the event the Company is not successful with its attempts to be fully Y2K compliant; however, the Company believes that it will develop a more formal contingency plan that may include the stockpiling of construction raw materials, automated reports and the development of back-up systems as an alternative to computers in the month prior to December 31, 1999.

RISKS AND RELATED FACTORS

    Variability of Results/Seasonality. The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others, (i) the timing of home and other property sale closings,
(ii) the Company's ability to continue to acquire land and options thereon on acceptable terms, (iii) the timing of the receipt of regulatory approvals for the construction of homes and other development projects, (iv) the condition of the real estate market and the general economic and environmental conditions in the greater Las Vegas, Reno, Phoenix and Salt Lake City metropolitan areas, (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties, (vi) the timing of the completion of construction of the Company's homes and other portfolio properties and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close their new home purchase either prior to the start of a new school year or prior to the end of year holiday season.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the second quarter of the fiscal year ending December 31, 1998. However, on July 2, 1998, the Company held its annual meeting of shareholders at which the eight incumbent Directors were re-elected.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a)   Exhibits - Refer to Index on page 20 of this filing.
    b)   Form 8-K, Item 5. filed April 6, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAXTON INCORPORATED

August 13, 1998                         By:  /s/ Douglas W. Hensley
                                             -----------------------------------
                                             Douglas W. Hensley
                                             Executive Vice-President and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                        By:  /s/ Melody J. Sullivan
                                             -----------------------------------
                                             Melody J. Sullivan
                                             Vice-President and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

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