Form 10-Q
period 1998-09-30
SAXTON INC
filed 1998-11-16
CIK 1014488

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

The number of shares of common stock, par value $.001 per share, outstanding as of November 1, 1998 was 7,661,422.

                         SAXTON INCORPORATED AND SUBSIDIARIES
                                      FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets  -
            December 31, 1997 and September 30, 1998 . . . . . . . . . .    3

            Condensed Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1997 and 1998. . .    4

            Condensed Consolidated Statement of  Stockholders'
            Equity - Nine Months Ended September 30, 1998. . . . . . . .    5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1998. . . . . . . .    6

            Notes to Condensed Consolidated Financial Statements . . . .    8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . .   13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   19

  Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .   19

  Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .   19

  Item 4.   Submission of Matters to a Vote of Security Holders. . . . .   19

  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .   19

  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   19

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

INDEX TO EXHIBITS and EXHIBITS . . . . . . . . . . . . . . . . . . . . .   21

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SAXTON INCORPORATED AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share amounts)




                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    1997         1998
                                                                                -----------   -----------
                                ASSETS                                                        (unaudited)
Real estate properties:
    Operating properties, net of accumulated depreciation (note 3) . . . .      $   25,933      $  27,513
    Properties under development . . . . . . . . . . . . . . . . . . . . .          21,598         47,955
    Land held for future development or sale . . . . . . . . . . . . . . .           3,767          1,860
                                                                                ----------      ---------
                Total real estate properties . . . . . . . . . . . . . . .          51,298         77,328

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .           1,110          1,399
Due from Tax Credit Partnerships . . . . . . . . . . . . . . . . . . . . .          17,397         35,774
Construction contracts receivable, net of allowance for doubtful
    accounts of $398 at December 31, 1997 and $401 at September 30, 1998 .           3,043          3,642
Costs and estimated earnings in excess of billings on
    uncompleted contracts (note 4) . . . . . . . . . . . . . . . . . . . .           4,115          2,095
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,884          1,162
Investments in joint ventures. . . . . . . . . . . . . . . . . . . . . . .           3,602          3,585
Due from related parties (notes 1 and 6) . . . . . . . . . . . . . . . . .             386            104
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .           6,285          9,014
                                                                                ----------      ---------
                Total assets . . . . . . . . . . . . . . . . . . . . . . .      $   90,120      $ 134,103
                                                                                ----------      ---------
                                                                                ----------      ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .      $   11,376      $  17,585
    Tenant deposits and other liabilities. . . . . . . . . . . . . . . . .           2,860          6,771
    Billings in excess of costs and estimated earnings on
        uncompleted contracts (note 4) . . . . . . . . . . . . . . . . . .           1,791          1,333
    Notes payable (notes 1 and 5). . . . . . . . . . . . . . . . . . . . .          40,610         70,577
    Notes payable to related parties (note 6). . . . . . . . . . . . . . .           2,695          2,430
    Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . .           1,144          1,072
                                                                                ----------      ---------
                Total liabilities. . . . . . . . . . . . . . . . . . . . .          60,476         99,768
                                                                                ----------      ---------

Stockholders' equity:
    Common stock, $.001 par value.  Authorized 50,000,000 shares;
        issued and outstanding 7,619,142 shares at December 31, 1997 and
        7,661,422 shares at September 30, 1998 . . . . . . . . . . . . . .               8              8
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
        no shares issued and outstanding . . . . . . . . . . . . . . . . .             -              -
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          20,670         21,008
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .           8,966         13,319
                                                                                ----------      ---------
                Total stockholders' equity . . . . . . . . . . . . . . . .          29,644         34,335

Commitments and contingencies (note 9) . . . . . . . . . . . . . . . . . .      ----------      ---------
                Total liabilities and stockholders' equity . . . . . . . .      $   90,120      $ 134,103
                                                                                ----------      ---------
                                                                                ----------      ---------


See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share amounts)
                                    (unaudited)

                                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                                -------------------------- -----------------------
                                                                                     1997         1998        1997         1998
                                                                                -----------    ----------  ----------    ---------
REVENUE:
  Construction revenue, including Tax Credit
      Partnership construction revenue of $3,770 and $11,254
      for the three months ended September 30, 1997 and 1998,
      respectively and $16,876 and $25,389 for the nine months
      ended September 30, 1997 and 1998, respectively. . . . . . . . . . . . . .  $    7,561   $   11,777  $   26,463    $  30,909
  Sales of homes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,052        6,110       8,916       15,070
  Sales of commercial properties . . . . . . . . . . . . . . . . . . . . . . . .         -            -         5,505        3,819
  Rental revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         987          802       2,725        2,569
  Other revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         530          218       1,250        1,209
                                                                                  ----------   ----------  ----------    ---------
                Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . .      12,130       18,907      44,859       53,576
                                                                                  ----------   ----------  ----------    ---------

COST OF REVENUE:
  Cost of construction, including Tax Credit Partnership
      cost of construction of $3,321 and $8,735 for the three
      months ended September 30, 1997 and 1998, respectively and
      $13,304 and $18,785 for the nine months ended September 30,
      1997 and 1998, respectively. . . . . . . . . . . . . . . . . . . . . . . .       6,827        9,469      22,574       24,236
  Cost of homes sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,750        5,269       7,628       12,805
  Cost of commercial properties sold . . . . . . . . . . . . . . . . . . . . . .         -            -         3,528        3,500
  Rental operating cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100          109         516          622
                                                                                  ----------   ----------  ----------    ---------
                Total cost of revenue. . . . . . . . . . . . . . . . . . . . . .       9,677       14,847      34,246       41,163
                                                                                  ----------   ----------  ----------    ---------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,453        4,060      10,613       12,413
                                                                                  ----------   ----------  ----------    ---------
  General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .         783        1,164       1,876        3,600
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .         360          431         983        1,197
                                                                                  ----------   ----------  ----------    ---------
                Operating income . . . . . . . . . . . . . . . . . . . . . . . .       1,310        2,465       7,754        7,616
                                                                                  ----------   ----------  ----------    ---------

OTHER INCOME (EXPENSE):
  Interest expense, net of interest income of $698 and $201
      for the three months ended September 30, 1997 and 1998,
      respectively and $792 and $764 for the nine months ended
      September 30, 1997 and 1998, respectively. . . . . . . . . . . . . . . . .         (44)        (523)     (1,504)      (1,347)
  Joint venture earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .          26          (10)         36          (16)
                                                                                  ----------   ----------  ----------    ---------
      Total other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18)        (533)     (1,468)      (1,363)
                                                                                  ----------   ----------  ----------    ---------
      Income before provision for income taxes . . . . . . . . . . . . . . . . .       1,292        1,932       6,286        6,253
  Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         431          561       1,872        1,900
                                                                                  ----------   ----------  ----------    ---------
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      861   $    1,371  $    4,414    $   4,353
                                                                                  ----------   ----------  ----------    ---------
                                                                                  ----------   ----------  ----------    ---------

EARNINGS PER COMMON SHARE (note 7):
BASIC:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.11   $     0.18  $     0.75    $    0.57
                                                                                  ----------   ----------  ----------    ---------
                                                                                  ----------   ----------  ----------    ---------
Weighted-average number of common shares outstanding . . . . . . . . . . . . . .   7,619,142    7,661,422   5,911,446    7,649,187
                                                                                  ----------   ----------  ----------    ---------
                                                                                  ----------   ----------  ----------    ---------

DILUTED:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $0.11        $0.18       $0.74        $0.57
Weighted-average number of common shares outstanding
    assuming dilution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,640,247    7,661,781   5,933,209    7,655,978
                                                                                  ----------   ----------  ----------    ---------
                                                                                  ----------   ----------  ----------    ---------

See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share amounts)
                                    (unaudited)

                                                                         ADDITIONAL
                                               SHARES        COMMON       PAID-IN      RETAINED
                                            OUTSTANDING      STOCK        CAPITAL      EARNINGS      TOTAL
                                            -----------    --------     ----------     --------     -------
Balance at December 31, 1997 . . . . . .      7,619,142    $      8     $   20,670     $  8,966     $29,644
Stock issued in connection with
  acquisition of Maxim Homes, Inc.
  (unaudited). . . . . . . . . . . . . .         42,280         -              338          -           338
Net income for the nine months
  ended September 30, 1998 (unaudited) .            -           -              -          4,353       4,353
                                            -----------    --------     ----------     --------     -------

Balance at September 30, 1998 (unaudited)     7,661,422    $      8     $   21,008     $ 13,319     $34,335
                                            -----------    --------     ----------     --------     -------
                                            -----------    --------     ----------     --------     -------



See accompanying notes to condensed consolidated financial statements.

                        SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ---------------------------
                                                                                   1997              1998
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   4,414         $   4,353
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .              983             1,197
    Gain on sales of commercial properties . . . . . . . . . . . . . .           (1,816)             (310)
    Joint venture loss (earnings). . . . . . . . . . . . . . . . . . .              (36)               16
    Gain on sale of joint venture. . . . . . . . . . . . . . . . . . .             (255)              -
    Changes in operating assets and liabilities:
      Increase in Due from Tax Credit Partnerships . . . . . . . . . .           (2,589)          (18,377)
      Decrease in construction contracts receivable. . . . . . . . . .           (1,101)             (599)
      Decrease (increase) in costs and estimated earnings in
        excess of billings on uncompleted contracts. . . . . . . . . .           (3,316)            2,020
      Decrease (increase) in properties under development. . . . . . .            1,720           (19,875)
      Increase in prepaid expenses and other assets. . . . . . . . . .           (3,966)           (2,208)
      Increase (decrease) in accounts payable and accrued expenses . .             (157)            6,208
      Increase (decrease) in billings in excess of costs and
        estimated earnings on uncompleted contracts. . . . . . . . . .              392              (458)
      Increase in tenant deposits and other liabilities. . . . . . . .            1,845             6,591
                                                                              ---------         ---------

                Net cash used in operating activities. . . . . . . . .           (3,882)          (21,442)
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property acquisitions and improvements. . . . . .          (11,540)          (10,053)
    Payment to purchase partnership interests. . . . . . . . . . . . .           (2,804)              -
    Proceeds from sales of commercial properties . . . . . . . . . . .            4,466               984
    Decrease (increase) in due from related parties. . . . . . . . . .             (213)               21
    Decrease in notes receivable . . . . . . . . . . . . . . . . . . .              552             1,718
    Capital contributions to joint ventures. . . . . . . . . . . . . .             (191)              -
    Cash paid to acquire net assets of Maxim Homes, Inc. . . . . . . .              -                (793)
                                                                              ---------         ---------

                Net cash used in investing activities. . . . . . . . .           (9,730)           (8,123)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable. . . . . . . . . . . . . .           22,680            63,994
    Prinicipal payments on notes payable and capital lease obligations          (22,386)          (34,140)
    Decrease in notes payable to related parties . . . . . . . . . . .             (241)              -
    Payments on subordinated dividend notes. . . . . . . . . . . . . .           (2,698)              -
    Net proceeds from issuance of common stock . . . . . . . . . . . .           17,323               -
    Capital contributions from partners. . . . . . . . . . . . . . . .              819               -
    Distributions paid to partners . . . . . . . . . . . . . . . . . .           (2,321)              -
                                                                              ---------         ---------

                Net cash provided by financing activities. . . . . . .           13,176            29,854
                                                                              ---------         ---------

                Net increase (decrease) in cash and cash equivalents .             (436)              289
Cash and cash equivalents:
    Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .            1,590             1,110
                                                                              ---------         ---------
    End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,154         $   1,399
                                                                              ---------         ---------
                                                                              ---------         ---------



See accompanying notes to condensed consolidated financial statements.

                        SAXTON INCORPORATED AND SUBSIDIARIES

                                   (in thousands)
                                    (unaudited)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              --------------------------
                                                                                 1997              1998
                                                                              ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest,
    net of amounts capitalized . . . . . . . . . . . . . . . . . . . .        $   2,197         $   2,805
                                                                              ---------         ---------
                                                                              ---------         ---------

  Cash paid during the period for income taxes . . . . . . . . . . . .        $     -           $   3,122
                                                                              ---------         ---------
                                                                              ---------         ---------

NON-CASH TRANSACTIONS:
  Common stock issued to acquire net assets of Maxim Homes, Inc. . . .        $     -           $     338
                                                                              ---------         ---------
                                                                              ---------         ---------

  Capital lease obligation recorded in connection with equipment
    recorded . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     136         $      41
                                                                              ---------         ---------
                                                                              ---------         ---------

  Recognition of revenue for the prior sale of a commercial property
    which was subject to certain conditions. . . . . . . . . . . . . .        $     -           $   2,834
                                                                              ---------         ---------
                                                                              ---------         ---------

  Amounts due from related parties applied to notes payable to
    related parties. . . . . . . . . . . . . . . . . . . . . . . . . .        $     -           $     265
                                                                              ---------         ---------
                                                                              ---------         ---------

  Deferred offering costs charged against gross proceeds of initial
    public offering. . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,321         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------

  Common stock issued to reduce subordinated dividend notes. . . . . .        $   3,650         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------

  Warrants for common stock issued to reduce subordinated dividend
    note obligations . . . . . . . . . . . . . . . . . . . . . . . . .        $   1,000         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------

  Amounts due from related parties offset against subordinated
    dividend notes in satisfaction of the respective obligations . . .        $     729         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------

  Properties sold in exchange for note receivable offset by advances
    to related parties . . . . . . . . . . . . . . . . . . . . . . . .        $   1,040         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------

  Note payable to related parties offset against proceeds from sale of
    interest in a joint venture. . . . . . . . . . . . . . . . . . . .        $     500         $     -
                                                                              ---------         ---------
                                                                              ---------         ---------




See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.   DESCRIPTION OF SAXTON INCORPORATED

  Saxton Incorporated (the "Company") is an integrated real estate development company which has historically operated primarily in the fast growing Las Vegas market and has recently entered the Reno, Salt Lake City and Phoenix markets through expansion and acquisitions. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third party clients, including tax credit partnerships; (iii) the design, development and construction of portfolio properties; and (iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Summit Hills, Inc., Hillcrest, Inc., RealNet Commercial Brokerage, Inc., Big Tyme Food Marts, Inc. and Maxim Homes, Inc.

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

  On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in Common Stock (42,280 shares at $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash.

  The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1997 present the financial position and results of operations and cash flows of the Company, including the operations of seven general partnerships and three limited partnerships ("Predecessor") that were under the common management and control (or significant ownership) of the Company or its executive officers prior to the Offering. Upon completion of certain transactions consummated by Predecessor and others in connection with the Offering, the Company owns 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

NOTE 2.   BASIS OF PRESENTATION

  The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1997 and 1998. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1997, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain reclassifications have been made to conform prior periods with the current period presentation.

  The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

NOTE 3.   REAL ESTATE OPERATING PROPERTIES

  Real estate operating properties are summarized as follows (in thousands):


                                           DECEMBER 31, 1997  SEPTEMBER 30, 1998
                                           -----------------  ------------------
                                                                (unaudited)
Cost:
  Buildings. . . . . . . . . . . . . . .       $  21,257        $ 23,300
  Tenant improvements. . . . . . . . . .             886             760
  Land . . . . . . . . . . . . . . . . .           6,574           6,715
                                               ---------        --------
Real estate operating properties at cost          28,717          30,775
Less accumulated depreciation. . . . . .          (2,784)         (3,262)
                                               ---------        --------
    Real estate operating properties, net      $  25,933        $ 27,513
                                               ---------        --------
                                               ---------        --------

NOTE 4.   CONSTRUCTION CONTRACTS

  Construction contracts receivable, net includes amounts retained pending contract completion aggregating approximately $173,000 at December 31, 1997 and $401,000 at September 30, 1998. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

  Accounts payable and accrued expenses include amounts retained pending subcontract completion aggregating approximately $1.2 million at December 31, 1997 and $2.0 million at September 30, 1998.

  Costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimate earnings on uncompleted contracts, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):


                                         DECEMBER 31, 1997  SEPTEMBER 30, 1998
                                         -----------------  ------------------
                                                                (unaudited)

Costs incurred to date . . . . . . . . .       $  61,309        $ 88,402
Estimated earnings to date . . . . . . .          17,273          28,319
                                               ---------        --------
                                                  78,582         116,721

Less Billings to Date. . . . . . . . . .         (76,258)       (115,959)
                                               ---------        --------
Cost in excess of billings on uncompleted
   contracts . . . . . . . . . . . . . .       $   2,324        $    762
                                               ---------        --------
                                               ---------        --------


                                          DECEMBER 31, 1997  SEPTEMBER 30, 1998
                                          -----------------  ------------------
                                                                (unaudited)
Cost and estimated earnings in excess
  of billings on completed contracts . .       $   4,115        $  2,095
Billings in excess of costs and estimated
  earnings on uncompleted contracts. . .          (1,791)         (1,333)
                                               ---------        --------

Costs in excess of billings on uncompleted
 contracts . . . . . . . . . . . . . . .       $   2,324        $    762
                                               ---------        --------
                                               ---------        --------



NOTE 5.   NOTES PAYABLE

  Notes payable consist of the following (in thousands):    DECEMBER 31,     SEPTEMBER 30,
                                                                  1997            1998
                                                            ------------     -------------
                                                                              (unaudited)
  Notes payable to various financial institutions,
   maturing at dates ranging between October 1998
   and November 2027.  The notes bear interest . .
    monthly at various rates ranging from 7.9%
    to 15.0%. (1)(2) . . . . . . . . . . . . . . .             $  31,743        $   52,084

  Notes payable to various individuals, maturing at
   dates ranging between October 1998 and  September
   1999.  The notes bear interest at various rates
   ranging from 15.0% to 24.0%. (3). . . . . . . .                 8,720            18,390

  Other. . . . . . . . . . . . . . . . . . . . . .                   147               103
                                                               ---------        ----------
                                                               $  40,610        $   70,577
                                                               ---------        ----------
                                                               ---------        ----------

  (1) On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bear interest at 1.0% over the lender's prime rate in effect from time to time (9.25% at September 30, 1998). As of September 30, 1998, $5.0 million was outstanding and $5.0 million was available to borrow under this line of credit. The agreement is also subject to certain financial covenants.

  (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined in the Agreement (9.75% at September 30, 1998), mature on August 1, 1999 and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of September 30, 1998, the Company had outstanding indebtedness of $3.7 million and available borrowings of $1.3 million under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

  (3) Through October 30, 1998, $2.3 million of notes payable maturing in October 1998 have been extended with new maturity dates ranging from April 1999 to October 1999.

NOTE 6.   NOTES PAYABLE TO AND RECEIVABLE FROM RELATED PARTIES

  Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 18.0%, with all amounts due at various dates in 1998 and 1999.

  The Company has a note receivable of $265,000 from James C. Saxton, the Company's President and principal stockholder. The note receivable bears interest at 10.25% and matured on September 30, 1998, at which time the receivable was used to apply to other related party notes payable to Mr. Saxton. The receivable is considered paid in full and related party notes payable to Mr. Saxton was reduced by $265,000.

NOTE 7.   EARNINGS PER COMMON SHARE

  As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):




                                      THREE MONTHS ENDED SEPTEMBER 30, 1997   THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      -------------------------------------   -------------------------------------
                                                                  PER-SHARE                            PER-SHARE
                                       INCOME       SHARES         AMOUNT      INCOME        SHARES      AMOUNT
                                      -------     ----------     ----------   --------     ---------   ---------
Net income . . . . . . . . . .       $    861                                 $  1,371

BASIC EPS
Income applicable to
  common stockholders. . . . .            861      7,619,142     $     0.11      1,371     7,661,422   $    0.18
                                      -------     ----------     ----------   --------     ---------   ---------
Effect of dilutive securities:
  Stock options. . . . . . . .            -           21,105                       -             359
                                      -------     ----------                  --------     ---------

DILUTED EPS
Income applicable to
  common stockholders
  and assumed conversions. . .        $   861      7,640,247     $     0.11   $  1,371     7,661,781   $    0.18
                                      -------     ----------     ----------   --------     ---------   ---------
                                      -------     ----------     ----------   --------     ---------   ---------



                                      NINE MONTHS ENDED SEPTEMBER 30, 1997    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      -------------------------------------   -------------------------------------
                                                                  PER-SHARE                            PER-SHARE
                                       INCOME       SHARES         AMOUNT      INCOME        SHARES      AMOUNT
                                      -------     ----------     ----------   --------     ---------   ---------
Net income . . . . . . . . . .        $ 4,414                                 $  4,353
BASIC EPS
Income applicable to
  common stockholders. . . . .          4,414      5,911,446     $     0.75      4,353     7,649,187   $    0.57
                                      -------     ----------     ----------   --------     ---------   ---------

Effect of dilutive securities:
  Stock options. . . . . . . .            -           21,763                       -           6,791
                                      -------     ----------                  --------     ---------

DILUTED EPS
Income applicable to
  common stockholders
  and assumed conversions. . .         $4,414      5,933,209     $     0.74   $  4,353     7,655,978   $    0.57
                                      -------     ----------     ----------   --------     ---------   ---------
                                      -------     ----------     ----------   --------     ---------   ---------



  The Company had options outstanding to purchase Common Stock that were excluded from the computation of diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for the three and nine months ended September 30, 1998 were 390,400 and 188,300, respectively.

NOTE 8.   MANAGEMENT STOCK OPTION PLAN

  In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements. In 1995, options to purchase 23,497 shares lapsed without vesting upon certain employees' termination of employment with the Company. In August 1998, options to purchase 5,112 shares were forfeited upon a certain employee's termination of employment with the Company. These options remain exercisable, to the extent vested, for 90 days from the date of termination. Options granted to one officer of the Company vested 20% on December 29, 1995, 30% on December 29, 1996 and 50% on December 29, 1997. The remaining options vest 20% per year on December 29th for five years beginning December 29, 1995. All options are exercisable from the date of vesting through December 28, 2004 at an exercise price of $6.10 per share. No options were granted after December 1994.

  On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. As of September 30, 1998, the Company had outstanding 362,650 stock options to certain executive officers and employees of the Company pursuant to the Option Plan. These options generally vest in equal annual installments over five years commencing eighteen months from the award date and will expire between June 30, 2007 and September 30, 2008.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships ("TCPs"). Total construction loans payable for these TCPs were approximately $30.6 million and $30.7 million at December 31, 1997 and September 30, 1998, respectively.

NOTE 10.  SUBSEQUENT EVENTS

     On October 14, 1998, Mr. James C. Saxton, the President, CEO and majority shareholder of the Company, facilitated a short-term interim construction loan for the Company by borrowing $2.5 million from a commercial bank, at an interest rate of 8.75% per annum, and concurrently loaned the Company $2.5 million. Because the commercial bank relied on the credit of Mr. Saxton, rather than the security of Company owned real estate, (which would have resulted in a substantial delay to obtain appraisals and satisfy other requirements) the arrangement allowed the Company to obtain the interim financing on an expedited basis. The loan from Mr. Saxton is evidenced by a promissory note, bears interest at 12.0% per annum and matures on the sooner of (1) January 14, 1999 or (2) the date the Company obtains a construction loan for this project.

     On November 5, 1998, for similar reasons, Mr. Saxton facilitated short-term financing for the acquisition of Diamond Key Homes by borrowing $5.0 million from commercial banks at interest rates ranging from prime plus 0.5% (currently 8.5%) to a fixed rate of 9.0% and concurrently loaned $5.0 million to the Company. The loan from Mr. Saxton is evidenced by a promissory note, bears interest at 12.0% per annum and matures on February 3, 1999.

     On October 8, 1998, the Company entered into a definitive agreement with Diamond Key Homes, Inc., and certain related entities (collectively, "Diamond Key"), to acquire all of the capital stock and ownership interests of Diamond Key. Diamond Key specializes in entry-level and move-up homes in the greater Phoenix and Tuscon areas. This transaction closed on November 13, 1998 for a purchase price of approximately $10.8 million paid in cash at closing with an additional $2.0 million to be paid 50% in cash and 50% in Saxton Incorporated Common Stock one year after closing.

NOTE 11.   RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for segment reporting in the financial statements.

  The Company will comply with the requirements of this statement in Form 10-K for fiscal year ending December 31, 1998. Management has not yet determined the disclosure impact of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  REVENUE. Total revenue for the three months ended September 30, 1998 was $18.9 million, representing a $6.8 million, or 55.9% increase over the $12.1 million reported for the three months ended September 30, 1997. Increases in construction revenues from design-build contracts of $4.2 million and increased sales of homes of $3.1 million were primary reasons for the overall revenue gain. These increases were offset by a decrease in rental and other revenue of $497,000. Construction revenues increased to $11.8 million during the quarter ended September 30, 1998, up from $7.6 million in the comparable 1997 period. Additional construction revenue of $7.1 million from the Company's Corte Madera project, which the Company had anticipated recording during the three months ended September 30, 1998, have been deferred under the appropriate accounting treatment due to a timing difference between the amount of work completed and the cash collected during the period. The revenues and accompanying gross profit deferred during the third quarter are expected to be recognized as revenues during the fourth quarter of 1998. Construction revenue increases were due to three Tax Credit Partnerships ("TCP") projects (as later described) under construction during the three months ended September 30, 1998 compared to only one TCP during the three months ended September 30, 1997. Revenue from sales of homes increased to $6.0 million in the September 1998 quarter, due to the Company having two home developments ready for sale which sold 56 homes, compared to one home development which sold 36 homes for $3.1 million during the three months ended September 30, 1997. Of the 56 homes sold in the three months ended September 30, 1998, 13 were semi-custom homes sold by the Company's Utah subsidiary, Maxim Homes.

  Rental and other revenue was higher in the third quarter of 1997, as compared to the third quarter of 1998 primarily due to the inclusion of a one-time gain from the sale of a partnership interest. During the three months ended September 30, 1997, the Company sold its interest in a real estate joint venture, resulting in a gain of $255,000. There was no comparable transaction in the third quarter of 1998, resulting in lower rental and other revenue when compared to 1997.

  COST OF REVENUE.   Total cost of revenue was $14.9 million for the three
months ended September 30, 1998, representing a $5.2 million, or 53.4% increase
from $9.7 million for the three months ended September 30, 1997.   Cost of
revenue for the third quarter of 1998 as a percentage of revenue was 78.5%, compared to 79.8% in the third quarter of 1997. This decrease of 1.3% was primarily due to increased volume, resulting in lower construction overhead absorption rates per project. Cost of revenue in absolute dollars increased due to the increase in revenues.

   GROSS PROFIT. Gross profit increased to $4.1 million for the three months ended September 30, 1998, representing a $1.6 million, or 65.5% increase from $2.5 million for the three months ended September 30, 1997 due to increased revenue and lower cost of revenue percentages as discussed above.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.2 million for the three months ended September 30, 1998, representing a $381,000, or 48.7% increase from $783,000 for the three months ended September 30, 1997. This was primarily due to increased payroll expenses related to an increase in the number of employees at September 30, 1998 as compared to September 30, 1997. The increase is a result of the Company's expansion into the Reno, Nevada market, the acquisition of Maxim Homes and other administrative related expansion costs. General and administrative expenses as a percentage of total revenue was 6.2% for the three months ended September 30, 1998 compared to 6.5% for the three months ended September 30, 1997.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $431,000 for the three months ended September 30, 1998, representing a $71,000, or 19.7% increase from $360,000 for the three months ended September 30, 1997. This was primarily due to an increase in the cost basis of operating properties of $2.1 million to $30.8 million at September 30, 1998, from $28.7 million at September 30, 1997.

  INTEREST EXPENSE, NET. Interest expense, net, was $523,000 for the three months ended September 30, 1998, representing a $479,000 increase from $44,000 for the three months ended September 30, 1997. This was primarily due to an increase in notes payable from $38.5 million at September 30, 1997 to $70.2 million at September 30, 1998 as a result of the Company's increase in real estate properties and geographic expansion. Interest income for the three months ended September 30, 1998 was $201,000, a decrease of $482,000 from $683,000 of interest income from TCPs recognized in September 1997.

  INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of higher revenues and gross profit, partially offset by higher general and administrative expenses and increased interest expense, income before provision for income taxes was $1.9 million for the three months ended September 30, 1998, representing a $640,000, or 49.5% increase from $1.3 million for the three months ended September 30, 1997. Income before provision for income taxes as a percentage of total revenue was 10.2% for the three months ended September 30, 1998 as compared to 10.7% for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  REVENUE. Total revenue was $53.6 million for the nine months ended September 30, 1998, representing an $8.7 million, or 19.4% increase as compared to the $44.9 million reported for the nine months ended September 30, 1997. This was primarily due to an increase of $6.2 million in revenue from the sales of homes to $30.1 million compared to $26.4 million in the comparable period of the prior year, and an increase of $4.4 million in construction revenue to $15.1 million, compared to $8.9 million. These increases were partially offset by a decrease in sales of commercial properties of $1.7 million, from $5.5 million in the nine months ended September 30, 1997, to $3.8 million in the nine months ended September 30, 1998. Additional construction revenue of $7.1 million from the Company's Corte Madera project, which the Company had anticipated recording during the three months ended September 30, 1998 have been deferred under the appropriate accounting treatment due to a timing difference between the amount of work completed and the cash collected during the period. The revenues and accompanying gross profit deferred during the third quarter are expected to be recognized as revenues during the fourth quarter of 1998. Revenue from home sales increased due to the Company having two home developments which sold 150 homes during 1998 compared to one home development which sold 109 homes during 1997. Of the 150 home sales in the nine months ended September 30, 1998, 22 were semi-custom homes sold from the Company's Utah subsidiary, Maxim Homes. The increase in construction revenue is primarily due to the addition of two TCP projects, which were started during 1998, compared to only one active TCP project in 1997. The decrease in revenue from sales of commercial properties is due to two commercial property sales during 1998 compared to three sales in 1997.

  COST OF REVENUE. Total cost of revenue was $41.2 million for the nine months ended September 30, 1998, representing a $6.9 million, or 20.2% increase from
$34.2 million for the nine months ended September 30, 1997.   This was due to
the same factors explained above for revenue. Cost of revenue for the nine months ended September 30, 1998 as a percentage of revenue was 76.8%, almost unchanged compared to 76.3% for the same nine month period in 1997. Cost of revenue in absolute dollars increased due to the increase in revenues.

  GROSS PROFIT. Gross profit increased to $12.4 million for the nine months ended September 30, 1998, representing a $1.6 million, or 22.1% increase from $10.2 million for the nine months ended September 30, 1997, due to increased revenue as discussed above. Gross profit as a percentage of revenue decreased to 23.2% for the nine months ended September 30, 1998 from 23.7% for the comparable period in 1997. Contributing to this slight percentage decrease was the fact that gross profit on commercial properties sold in 1997 was significantly higher than in 1998 primarily due to a large property sold in 1997. The 1997 sale was a parcel of land adjacent to a retail center held by the Company as an operating property, thus the basis of the land sold was significantly lower than the appraised value.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.6 million for the nine months ended September 30, 1998, representing a $1.7 million, or 91.9% increase from $1.9 million for the nine months ended September 30, 1997. This was primarily due to increased payroll expenses related to an increase in the number of employees at September 30, 1998, as compared to September 30, 1997, as a result of the Company's expansion into the Reno, Nevada market, the acquisition of Maxim Homes and other administrative related expansion. General and administrative expenses as a percentage of total revenue was 6.7% for the nine months ended September 30, 1998 compared to 4.2% for the nine months ended September 30, 1997.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $1.2 million for the nine months ended September 30, 1998, representing a $214,000, or 21.8% increase from $983,000 for the nine months ended September 30, 1997. This was primarily due to an increase in the cost basis of operating properties of $2.1 million to $30.8 million at September 30, 1998 from $28.7 million at September 30, 1997.

  INTEREST EXPENSE, NET. Interest expense, net, was $1.3 million for the nine months ended September 30, 1998, representing a $157,000, or 10.4% decrease from $1.5 million for the nine months ended September 30, 1997. The amount of gross interest expense for the nine months ended September 30, 1998 was $2.8 million compared to $2.2 million for the nine months ended September 30, 1997. Interest capitalized into the cost of real state properties increased to $1.5 million from $700,000, due to the increase in properties under development from $21.6 million to $48.0 million.

  INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the higher revenues and gross profit, partially offset by higher general and administrative expenses and depreciation, income before provision for income taxes was $6.3 million for the nine months ended September 30, 1998, no significant change from the $6.3 million for the nine months ended September 30, 1997. Income before provision for income taxes as a percentage of total revenue was 11.7% for the nine months ended September 30, 1998 as compared to 14.0% for the nine months ended September 30, 1997, as a result of higher general and administrative expenses as a percentage of revenue.

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

  The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from these sources. Management believes that cash generated from future operations, funds available from external sources of debt and equity financing, together with cash on hand at September 30, 1998 will be sufficient to provide for its capital requirements for at least the next 12 months. All material transactions have been approved by at least a majority of the Board of Directors of the Company, including a majority of the disinterested members of the Board of Directors, when applicable, and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

  OPERATING ACTIVITIES. Net cash used in operating activities was $21.4 million for the nine months ended September 30, 1998 compared to $3.9 million for the nine months ended September 30, 1997. The change in operating cash flow was primarily due to an increase in properties under development and an increase in Due from TCPs. Properties under development increased to $48.0 million at September 30, 1998 from $21.6 million at December 31, 1997 primarily due to $5.7 million of additions to the Corte Madera project, the acquisition of Maxim Homes, Inc., an increase in the Silver Springs and Taylor Ranch developments and the addition of five properties which began development during the nine months ended September 30, 1998. Due from TCPs increased to $35.8 million at September 30, 1998 from $17.4 million at December 31, 1997 primarily due to the addition of two new TCP projects (South Valley and Spanish Hills) and the continued development of another (Rancho Mesa) during the nine months ended September 30, 1998.

  INVESTING ACTIVITIES. Net cash used in investing activities was $8.1 million for the nine months ended September 30, 1998 compared to $9.7 million for the nine months ended September 30, 1997. This was primarily due to a $2.8 million payment to purchase partnership interests during 1997 and no similar transaction occurred in 1998, partially offset by a larger decrease in notes receivable during the 1998 period compared to the 1997 period.

  FINANCING ACTIVITIES. Net cash provided by financing activities was $29.9 million for the nine months ended September 30, 1998, representing a $16.7 million increase from $13.2 million for the nine months ended September 30, 1997. This was primarily due to $17.3 million in net proceeds from the IPO during 1997, offset by net proceeds from notes payable of $29.9 million during 1998 compared to $294,000 in 1997.

  The Company anticipates the remaining development of portfolio projects during the next twelve months will cost approximately $4.5 million, which the Company plans to finance through construction financing. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and expects to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction,  the Company plans to obtain permanent financing secured by the
property.   The Company also estimates that it will spend less than $500,000 for construction and computer equipment during the remainder of 1998.

  In each of its last three fiscal years, the Company has derived a significant portion of its construction revenue from the development of apartment complexes ("Tax Credit Projects") for limited partnerships ("Tax Credit Partnerships") organized to take advantage of the low income housing tax credit provided by
Section 42 of the Internal Revenue Code. At September 30, 1998, the Tax Credit Partnerships or TCPs as previously defined, were indebted to the Company in the aggregate amount of approximately $35.8 million, representing developer fees and land and construction costs. Of such amount, approximately $9.9 million is payable to the Company by the TCPs from loan proceeds and additional capital contributions of the investor limited partners. The balance of approximately $25.8 million is payable to the Company by the TCPs from cash flow received from the operations of their respective Tax Credit Projects. While management believes that the Tax Credit Projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

  The Company has made its capital contributions to the TCPs, which own completed or substantially completed Tax Credit Projects. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.4 million, to meet operating deficits, if any, of such TCPs.

BACKLOG

  The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts that are not yet closed are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At September 30, 1998 and December 31, 1997, the Company had 41 and 37 homes, respectively, in backlog, representing an aggregate sales value of approximately $4.5 million and $3.0 million, respectively. The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the unrecognized revenue on the uncompleted work remaining under a signed fixed-price contract. The Company generally uses the percentage-of-completion method to account for revenue from its design-build contracts. At September 30, 1998 and December 31, 1997, the Company had backlog under its design-build contracts of approximately $35.8 million and $36.4 million, respectively.

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

     Given the information known at this time about the Company's systems having such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, it is currently expected that Y2K costs, the majority of which are expected to be incurred in fiscal 1999, will approximate $100,000-$150,000. Current expenditures related to this issue have been negligible thus far and performed by existing internal staff. These expected costs will be incorporated into the Company's operating plan for fiscal 1999. These costs include incremental personnel costs, consulting costs and costs for the modification of or replacement of existing hardware and software. These costs will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

     The Company currently has not established a formal contingency plan in the event the Company is not successful with its attempts to be fully Y2K compliant; however, the Company believes that it will develop a more formal contingency plan that may include the stockpiling of construction raw materials, automated reports and the development of back-up systems as an alternative to computers in the months prior to December 31, 1999.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a)   Exhibits - Refer to Index on page 20 of this filing.
     b)   Form 8-K, Item 5. filed September 23, 1998.
     c)   Form 8-K, Item 5. and Item 7. filed October 28, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SAXTON INCORPORATED

November  16, 1998              By:/s/ Kirk Scherer
                                   -----------------------------------------
                                   Kirk Scherer
                                   Executive Vice-President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                                By: /s/ Melody J. Sullivan
                                   -----------------------------------------
                                   Melody J. Sullivan
                                   Vice-President and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)

                                  INDEX TO EXHIBITS



                                                            SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER                             DESCRIPTION                   PAGE

27                  Financial Data Schedule.                     22