Form 10-K
period 1998-12-31
SAXTON INC
filed 1999-03-31
CIK 1014488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-22299
                            ------------------------

                              SAXTON INCORPORATED

             (Exact name of registrant as specified in its charter)

                   NEVADA                              88-0223654
      (State, or other Jurisdiction of        (IRS Employer Identification
      Incorporation, or Organization)                    Number)

         5440 WEST SAHARA AVENUE, THIRD FLOOR, LAS VEGAS, NEVADA 89146
                                 (702) 221-1111

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

    Indicate by check mark whether the registrant: (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of March 12, 1999, 7,732,922 shares of the registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $14,199,245 based on a closing price of $6.188 for the common stock as reported on the Nasdaq Stock Market on such date. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                           Exhibit index in Item 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SAXTON INCORPORATED
                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1.      Business......................................................................................           1
Item 2.      Properties....................................................................................          21
Item 3.      Legal Proceedings.............................................................................          21
Item 4.      Submission of Matters to Vote of Security Holders.............................................          21

PART II
Item 5.      Market for the Registrant's Common Equity and Related Security Holder Matters.................          22
Item 6.      Selected Financial Data.......................................................................          22
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          25
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................          35
Item 8.      Financial Statements and Supplementary Data...................................................          36
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          36

PART III
Item 10.     Directors and Executive Officers of the Company...............................................          37
Item 11.     Executive Compensation........................................................................          39
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          44
Item 13.     Certain Relationships and Related Transactions................................................          46

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          48

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Saxton Incorporated ("Saxton" or the "Company") is a leader in the affordable housing industry and a diversified real estate development company operating in the fast growing Las Vegas, Phoenix, Salt Lake City, Tucson and Reno markets. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third-party clients, including tax credit partnerships ("design-build services"); (iii) the design, development and construction of income producing portfolio properties; and (iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

    The Company's development experience and expertise enable it to identify and take advantage of market opportunities and to minimize the risk of real estate cycles. In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. The Company opened its first single-family home development in April 1996 and its second home development in early 1997. During 1998, the Company sold 251 homes, at an average price of $110,100, an increase from 134 homes sold at an average price of $82,500 in 1997. The Company was ranked second in the number of single-family homes sold priced at $90,000 to $120,000 in the Las Vegas area in 1998. Reflecting the Company's commitment to expand it homebuilding activities, in March 1998, the Company acquired Maxim Homes, Inc. ("Maxim") and in November 1998, acquired Diamond Key Homes, Inc. ("Diamond Key"). Maxim, a Salt Lake City, Utah homebuilder, specialized in building homes generally ranging in price from $145,000 to $185,000. Diamond Key, an Arizona homebuilder and construction company, specialized in entry-level and move-up homes generally ranging in price from $90,000 to $120,000. The Company, including Maxim and Diamond Key, had 21 residential community developments in process, in three states, as of December 31, 1998.

    The Company also provides its design-build development services to clients which have included large, nationally recognized public companies as well as smaller regional businesses. The Company believes it benefits from a reputation for delivering high quality projects on time and on budget.

    The Company's portfolio of 14 income producing properties at December 31, 1998 included approximately 357,577 square feet of office, retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable. The Company also provides property management services for apartment properties owned by the tax credit partnerships.

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

    Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes

(the "Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes; (ii) $3.7 million was repaid through the issuance by the Company of 384,256 shares of Common Stock; and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock, which lapsed unexercised. See "--The Reorganization."

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

    The Company generally seeks opportunities to purchase undeveloped land and management invests the time and resources to obtain all necessary entitlements to develop the land. By acquiring unentitled land, the Company (i) minimizes its capital investment because the land can generally be purchased at a discount, compared to land with entitlements and because the purchase is generally not consummated until all necessary entitlements are obtained, (ii) realizes greater returns on its investment in land due to the significant value that is added once entitlements are obtained and subdivision or parcel maps are filed and
(iii) is provided a greater degree of involvement and control over the design and development process. Once entitlements are obtained, the Company undertakes final engineering, site grading and development of infrastructures including the construction of roads, utilities and other improvements.

    The Company utilizes contingent purchase agreements and options to control land while it performs its preliminary review. The Company typically obtains all necessary development approvals, completes a satisfactory environmental assessment of the site, secures any necessary financing and completes other due diligence deemed appropriate by the Company prior to becoming obligated to complete the purchase or exercising its option. The use of contingent purchase agreements and options reduces the risks normally associated with the purchase of undeveloped land and reduces the Company's land carrying costs. The Company typically acquires land in contemplation of a specific development project which is scheduled to be completed within six to nine months following the acquisition; it does not generally inventory undeveloped land. In certain cases, however, the Company may acquire a site larger than required for the specified project with the intent of using the balance of the site for future development.

    The following table presents certain information as of December 31, 1998 regarding parcels of land that the Company owned for residential development:

                                          NUMBER OF   PROPOSED NUMBER   PROPOSED NUMBER
                                          ACRES(1)    OF COMMUNITIES       OF UNITS
                                          ---------   ---------------   ---------------
Arizona.................................      99             6                 749(2)
Nevada..................................     213             8               1,517
Utah....................................      34             3                 582
                                             ---           ---               -----
  Total.................................     346            17               2,848
                                             ---           ---               -----
                                             ---           ---               -----

------------------------

(1) Excludes 344 acres planned for 1,424 units that are under option or in escrow.

(2) Includes 272 planned rental apartment units.

    At December 31, 1998, the Company also owned approximately 64.2 acres of land planned for commercial and industrial development at eight locations in the Las Vegas area.

    The continuation of the Company's development activities over the long term will be dependent upon its continued ability to locate, enter into contracts to acquire, obtain governmental approval for, consummate the acquisition of and improve suitable parcels of land.

    CONSTRUCTION. The Company currently employs a licensed architect who directs and oversees the preparation of design plans for all of the Company's projects by its design staff. Engineering plans are prepared by consultants retained by the Company. The Company acts as the general contractor for all of its development projects and each is assigned a project manager with responsibility for all planning, scheduling and budgeting operations and an on-site superintendent who oversees the subcontractors. The Company supervises the construction of each project, coordinates the activities of subcontractors and suppliers, subjects their work to quality and cost controls and assures compliance with zoning and building codes. In addition, the Company performs certain construction services, including concrete, masonry, wood framing, painting, drywall and landscaping. Management believes that the Company's ability to perform construction services provides the Company with a competitive advantage by enabling it to better control the costs, timing and therefore profitability of its projects.

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

HOMEBUILDING

    In 1995, the Company began applying its construction expertise to the development of value-priced single-family detached homes to meet the demand for affordable housing in the Las Vegas market. In 1998, the Company expanded its homebuilding activities into Utah and Arizona through the acquisitions of Maxim and Diamond Key. The Company currently sells homes in Nevada, Utah and Arizona, including entry-level, "move-up" and semi-custom homes. The Company emphasizes affordable housing, including townhomes, cluster homes, single-family residences, condominiums and duplexes.

    The Company's objective in its entry-level and move-up homebuilding activities is to deliver superior value to low and moderate income families by pricing its homes competitively and assisting buyers in locating financing, while providing innovative designs, quality construction and features and amenities not usually found in other affordable housing. The Company currently plans to offer a range of value-priced homes at each residential development, including at least one design that is the lowest priced comparable product in the market. The Company has been able to minimize the cost of its homes by integrating and performing many of the development functions as well as utilizing high-density site plans configured with the lots having minimal frontage area. This type of site design enables the Company to reduce certain infrastructure construction costs, such as streets and sewer lines, in order to increase potential profitability.

    Revenues from the Company's homebuilding business segment for the years ended December 31, 1996, 1997 and 1998 were $13.0 million, $11.1 million and $27.6 million, respectively.

    NEVADA PRODUCT DESCRIPTION. The Company's Nevada homebuilding operations focus on quality homes for working families who are generally first time homebuyers. The Company markets its homes in Nevada under the "Perrenial Homes" brand name. A typical neighborhood built by the Company consists of a gated community with a community recreation building and swimming pool. The Company also provides a "complete home" package included in the purchase price. The "complete home" package includes name brand appliances, decorative window coverings, security system and garage door opener. The "complete home" package concept gives homebuyers protection against the hidden costs of moving and typically results in a lower overall cost.

    The Company's single-family detached home communities generally offer at least three different floor plans, with two, three or four bedrooms and two-car garages and range from 991 square feet to 1,600 square feet. The townhouses have two or three bedrooms, with two and one-half baths and either a one- or two-car attached garage. The Company's cluster home developments generally consist of seven to eight single-family detached homes sharing a common cul-de-sac. The Company's planned duplex units will be single-story units, modeled after the two bedroom plan of the Company's first home development, Summit Hills. Each duplex unit will share a common wall with one other duplex unit.

    The base sales price ranges for homes in the Company's Nevada communities as of December 31, 1998 were as follows:

Sunrise Ridge..........................................................  $   87,850 - $ 98,850
Sutter Creek...........................................................      94,990 -  122,490
Crescendo at Silver Springs............................................      93,990 -  127,490
Sterling at Silver Springs.............................................      94,490 -  114,490

    While the Company's primary geographic focus in Nevada has been in the Las Vegas area, during 1998 the Company opened office facilities in Reno, Nevada and is currently constructing a 102 townhome project in Sparks, near Reno, known as Kendall Creek.

    The following table presents certain information relating to the Company's completed, under development and planned home developments in Nevada during 1998 as of December 31, 1998:

                                                                                                         ESTIMATED       ACTUAL
                                                       NUMBER OF    NUMBER OF   NUMBER OF    NUMBER OF    AVERAGE    AVERAGE SALES
                                                        HOMES AT      HOMES     HOMES SOLD   HOMES IN    PRICE PER   PRICE PER HOME
PROJECT NAME                   HOME TYPE    LOCATION   COMPLETION    SOLD(1)     IN 1998     BACKLOG(2)   HOME(3)     SOLD IN 1998
---------------------------  -------------  ---------  ----------   ---------   ----------   ---------   ---------   --------------
Construction Completed:
  Summit Hills.............  Detached       Las Vegas      219         219          --          --       $ 75,834       $    --
  Hillcrest................  Detached       Las Vegas       90          90           2          --         85,172        84,490
  Sunrise Ridge............  Townhomes      Las Vegas      154         145         145           5         89,474        89,185
                                                         -----         ---         ---         ---
    Total construction completed.....................      463         454         147           5

Under Development:
  Crescendo at Silver
    Springs................  Cluster homes  Las Vegas      285          --          --          22        111,795            --
  Sutter Creek.............  Detached       Las Vegas      150           1           1          37        112,070        97,475
  Sterling at Silver
    Springs................  Cluster homes  Las Vegas      240          --          --          11        104,782            --
  Kendall Creek............  Townhomes      Sparks         102          --          --          --        107,157            --
                                                         -----         ---         ---         ---
    Total under development..........................      777           1           1          70

Planned (4):
  Silver Springs Phase A...  Cluster homes  Las Vegas      236          --          --          --        105,000            --
  Townhomes at Taylor
    Ranch..................  Townhomes      Las Vegas      102          --          --          --         96,350            --
  Taylor Ranch.............  Cluster homes  Las Vegas      253          --          --          --        102,377            --
  Madre Mesa North.........  Townhomes      Las Vegas      160          --          --          --         96,500            --
  Madre Mesa South.........  Cluster homes  Las Vegas      178          --          --          --        106,000            --
  Sharlands Townhomes......  Townhomes      Reno           246          --          --          --         96,000            --
                                                         -----         ---         ---         ---
    Total planned....................................    1,175          --          --          --
                                                         -----         ---         ---         ---
    Grand total......................................    2,415         455         148          75
                                                         -----         ---         ---         ---
                                                         -----         ---         ---         ---

------------------------------

(1) "Number of Homes Sold" represents home sales which have been closed.

(2) "Number of Homes in Backlog" represents homes that have sales contracts but not yet closed.

(3) "Estimated Average Price" represents the average sales price per home of actual homes sold and the proposed offering price of homes to be built in future phases or in development.

(4) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.

    UTAH PRODUCT DESCRIPTION. The Company's Utah homebuilding operations focus on semi-custom homes with prices ranging from $115,000 to $180,000. The Company markets its homes in Utah under the "Maxim Homes" brand name. The targeted market is for moderate-income households, focusing on the move-up buyer.

    The current developments are located in the Salt Lake City area. The homes include fully landscaped front yards, garage door openers and are pre-wired for security systems. The following table presents certain information relating to the Company's under development and planned home developments in Utah as of December 31, 1998:

                                                                                                                         ACTUAL
                                                                                                         ESTIMATED   AVERAGE SALES
                                                       NUMBER OF    NUMBER OF   NUMBER OF    NUMBER OF    AVERAGE    PRICE PER HOME
                                                        HOMES AT      HOMES     HOMES SOLD   HOMES IN    PRICE PER      SOLD IN
PROJECT NAME              HOME TYPE      LOCATION      COMPLETION    SOLD(1)    IN 1998(2)   BACKLOG(3)   HOME(4)       1998(5)
------------------------  ---------  ----------------  ----------   ---------   ----------   ---------   ---------   --------------
Under Development:
  Wood Ranch (6)........  Detached   South Jordan          70           57          41            5      $212,359       $184,259
  Riverwalk (6).........  Detached   American Fork         13           --          --            2       170,000             --
  Sunrise Pointe I......  Detached   West Valley City      77           --          --           --       138,000             --
                                                          ---          ---         ---          ---
    Total under development..........................     160           57          41            7

Planned (7)
  Murfield..............  Detached   Syracuse             142           --          --           --       132,000             --
  The Falls at
    Overlake............  Detached   Tooele                49           --          --           --       125,000             --
  The Landings at Eagle
    Mountain............  Detached   Eagle Mountain        78           --          --           --       120,000             --
  West Haven
    Townhomes...........  Townhomes  Roy                  186           --          --           --        95,800             --
                                                          ---          ---         ---          ---
    Total planned....................................     455           --          --           --
                                                          ---          ---         ---          ---
    Grand total......................................     615           57          41            7
                                                          ---          ---         ---          ---
                                                          ---          ---         ---          ---

------------------------------

(1) "Number of Homes Sold" represents home sales which have closed in prior periods.

(2) "Number of Homes Sold in 1998" represents home sales since the Maxim acquisition in March 1998.

(3) "Number of Homes in Backlog" represents homes that have sales contracts but not yet closed.

(4) "Estimated Average Price" represents the average sales price per home of actual homes sold or the proposed offering price of homes to be built in future phases or in development.

(5) "Actual Average Sales Price Per Home Sold in 1998" represents the average price per home sold since the Maxim acquisition in March 1998.

(6) Open for sales as of December 31, 1998.

(7) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.

    ARIZONA PRODUCT DESCRIPTION. The Company's Arizona homebuilding operations have historically included a wide range of homes in the Phoenix and Tucson areas, but in 1997, the focus began to shift to entry-level homes. The Company markets its homes in Arizona under the "Diamond Key Homes" brand name. The targeted market is low to moderate income households.

    The following table presents certain information relating to the Company's completed, under development and planned home developments in Arizona as of December 31, 1998:

                                                                                                                         ACTUAL
                                                                                                          ESTIMATED      AVERAGE
                                                        NUMBER OF    NUMBER OF   NUMBER OF    NUMBER OF    AVERAGE     SALES PRICE
                                                         HOMES AT      HOMES     HOMES SOLD   HOMES IN    PRICE PER   PER HOME SOLD
PROJECT NAME                HOME TYPE     LOCATION      COMPLETION    SOLD(1)    IN 1998(2)   BACKLOG(3)   HOME(4)     IN 1998(5)
--------------------------  ---------  ---------------  ----------   ---------   ----------   ---------   ---------   -------------
Construction Completed:
  Neely Ranch Estates.....  Detached   Gilbert               65           65          2           --      $122,884      $149,160
  Rancho Cimarron 3.......  Detached   Gilbert               66           66         --           --       109,549            --
  Tatum Ranch.............  Detached   Phoenix               87           87         --           --       218,184            --
  Diamond Vista...........  Detached   Glendale              31           31         --           --       226,922            --
  Neely Ranch.............  Detached   Gilbert               21           21         --           --       148,241            --
  Desert Ridge............  Detached   Phoenix               34           34         --           --       286,932            --
                                                          -----      ---------      ---          ---
    Total construction completed......................      304          304          2           --

Under Development:
  Amberlea (6)............  Detached   Phoenix              129          128         --            1       104,505            --
  Rancho Cimarron 1.......  Detached   Gilbert               63           62         --            1       180,594            --
  Rancho Vistoso..........  Detached   Oro Valley            17           16          3           --       206,419       206,823
  Sunrise Canyon 1........  Detached   Apache Junction      250          120         16           29        94,984        97,989
  Sunrise Canyon 2........  Detached   Apache Junction      150           32          9            9       103,434       104,013
  Bolero Court............  Detached   Phoenix              130           43         11           25        98,062       100,237
  Copper Creek............  Detached   Oro Valley            61           14          2            2       112,445       107,883
  Castle Rock.............  Detached   Phoenix              166           34         --            1       147,037            --
  Desert Vista 1..........  Detached   Oro Valley            40           32         --            1       200,744            --
  Rita Ranch 1............  Detached   Tucson                72           16          2            6       103,101       109,787
  Stonehenge..............  Detached   Gilbert               58           54          3            4       184,642       196,933
  Suncliff 1..............  Detached   Peoria               246          202          6            5        91,023        98,068
  Sonoran Vista 1.........  Detached   Gilbert              150          145          8            3       109,276       124,202
  Sonoran Vista 2.........  Detached   Gilbert               24            2         --           --       221,689            --
                                                          -----      ---------      ---          ---
    Total under development...........................    1,556          900         60           87

Planned (7):
  Desert Vista 2..........  Detached   Oro Valley            33           --         --           --       150,000            --
  Suncliff 3..............  Detached   Peoria                28           --         --           --        95,000            --
  Suncliff 4..............  Detached   Peoria               135           --         --           --        95,000            --
  El Mirage...............  Detached   El Mirage            653           --         --           --        80,000            --
  Rita Ranch 2............  Detached   Tucson                63           --         --           --           N/A            --
  Sunrise Canyon 3........  Detached   Apache Junction       81           --         --           --        95,000            --
  Pueblo Seco.............  Townhomes  Mesa                 166           --         --           --        96,500            --
  Tangerine Hills.........  Detached   Tucson               450           --         --           --           N/A            --
                                                          -----      ---------      ---          ---
    Total planned.....................................    1,609           --         --           --
                                                          -----      ---------      ---          ---
    Grand total.......................................    3,469        1,204         62           87
                                                          -----      ---------      ---          ---
                                                          -----      ---------      ---          ---

------------------------------

(1) "Number of Homes Sold" represents home sales which have been closed in prior periods.

(2) "Number of Homes Sold in 1998" represents home sales since the Diamond Key acquisition in November 1998.

(3) "Number of Homes in Backlog" represents homes that have sales contracts but not yet closed.

(4) "Estimated Average Price" represents the average sales price per home of actual homes sold or the proposed offering price of homes to be built in future phases or in development.

(5) "Actual Average Sales Price Per Home Sold in 1998" represents the average price per home sold since the Diamond Key acquisition in November 1998.

(6) The Company has no future interests in these communities, except speculative homes and pre-sold homes under development as of December 31, 1998.

(7) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.

    PRODUCTION STRATEGY. The Company attempts to limit the number of unsold units under construction by limiting the size of each construction phase and closely monitoring sales activity. However, the Company commences construction prior to obtaining sales contracts for all homes within a given phase. The Company strives to match construction starts to its sales rates. Building homes of the same product type in phases also allows the Company to utilize production techniques that reduce its construction costs. The size of these phases depends on such factors as current sales and cancellation rates, the type of buyer targeted for a particular residential project, the time of the year and the Company's assessment of prevailing and anticipated economic conditions. Depending on the design, time of year, local labor situation, governmental approvals, availability of materials and supplies, and other factors, the Company generally completes a home in three to four months, most of which are sold by completion of construction. The Company has historically implemented this production strategy in Nevada and intends to phase it into its homebuilding operations in Arizona and Utah, where Diamond Key and Maxim have historically built most homes to order.

    MARKETING AND SALES. The Company sells its homes through licensed sales representatives who typically work from sales offices located in the model homes at the development site. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. The Company's sales representatives are provided training by the Company and generally have had prior experience selling new homes in the local market. The Company also markets its homes for sale through direct mailing to identified populations of prospective buyers and, to a lesser extent, through other media, including newspaper, television and radio advertising, billboard and other signage.

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

    To assist in the marketing of its homes and to limit the Company's liability for certain construction defects, the Company sells the homes subject to a limited warranty which includes, among other things, coverage from an insurance company for the cost to repair major structural defects for ten years. The Company is liable for such repair costs during only the first two years and, subject to the following limitations, such liability is covered by the Company's builders' policy. The foregoing repair costs are limited by the Company's builders' policy to the repair, replacement or payment of the reasonable cost of repair or replacement of such warranted items not to exceed an aggregate amount equal to the final sales price of the home covered by the warranty The choice to repair, replace or make payments is the Company's during the first two years and the insurance company's thereafter. Typically, under certain conditions, the Company also has the right to buy back the home at the original purchase price plus specified costs by the buyer. In addition, all other warranties, express or implied, including but not limited to, all implied warranties of fitness, merchantability or habitability are disclaimed and excluded to the extent allowed by law.

    CUSTOMER FINANCING. The Company does not provide financing to prospective home buyers but works closely with mortgage brokers or lenders who assist the Company's home buyers in obtaining financing. The Company provides mortgage brokerage services through its wholly-owned subsidiary, HomeBanc Mortgage Corporation, to purchasers of homes in Arizona. At the on-site office, sales representatives provide prospective home buyers with information regarding the qualifying criteria for mortgage financing. In addition, the Company prices its homes to meet the applicable requirements for a home buyer's mortgage loan to be insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). FHA and VA financing generally enables home buyers who satisfy certain income and other requirements to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The Nevada Housing Division's mortgage purchase programs generally enable such buyers to obtain mortgage financing at less than prevailing rates. During 1998, the Company offered a program to buyers to allow a minimum 1% down payment, which generally affords these buyers to move into a new home for less than or equivalent to the cost of renting an apartment. The Company also intends to work with other federal, state and nonprofit sponsors which provide down payment assistance to qualifying home buyers. Management believes that the availability of the foregoing financing programs broadens the pool of potential purchasers for the Company's homes.

    CUSTOMER SERVICE AND QUALITY. Management believes that strong customer relations and an adherence to high quality control standards are fundamental to the Company's continued success. The Company employs a quality assurance process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The Company employs full-time customer service employees, who, working as a team with the Company's sales representatives and on-site construction supervisor, oversee compliance with the Company's quality control standards. These employees as a group have responsibility for (i) overseeing the entire project from land development through construction, (ii) overseeing performance by the Company's subcontractors and suppliers, (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed,
(iv) regularly updating each buyer on the progress of such buyer's home, (v) preparing homeowner orientation materials and (vi) scheduling and performing all service calls to handle "punch-list", warranty and other items immediately before and after the home sale.

PORTFOLIO PROPERTIES

    The Company designs, develops and owns commercial income producing properties for its own portfolio. At December 31, 1998, the Company owned and operated a portfolio of 14 properties comprised of approximately 357,577 square feet of space. At December 31, 1998, the Company had seven new portfolio properties in the initial stages of development. The estimated aggregate cost to construct such projects is approximately $13.9 million, substantially all of which is expected to be financed with construction loans. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable. See "--Property Operations and Management--Operations."

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

    Revenues for the Company's Sale of Commercial Property business segment for the years ended December 31, 1996, 1997 and 1998 were $4.8 million, $11.5 million and $7.8 million, respectively.

DESIGN-BUILD SERVICE

    The Company provides its design-build services to third-party clients, including Tax Credit Partnerships. See "--Tax Credit Projects." During the five years ended December 31, 1998, the Company completed 36 design-build projects, comprised of 12 industrial facilities, 14 other commercial properties, 3 schools and 7 apartment complexes. At December 31, 1998, the Company had six uncompleted design-build projects, representing an aggregate contract amount of approximately $57.8 million. The Company manages its design and construction process through a coordinated, cooperative team approach. The Company's primary goal is to achieve the owner's cost and schedule objectives while producing a facility of the highest standards of quality.

    Revenues from the Company's Design-Build Services business segment for the years ended December 31, 1996, 1997 and 1998 were $41.9 million, $31.7 million and $51.5 million, respectively.

    Under design-build services, the Company conducts all phases of the project including architectural design, the selection and review of engineering professionals and the performance of all general contractor responsibilities. Design-build projects permit accelerated construction because the Company can perform work on certain aspects of a project while other aspects are still being designed. Design-build contracting enables the Company to provide customers with comprehensive project management, providing a coordinated team approach from the pre-construction development stage through construction and completion of a project.

    Design-build projects are undertaken on a fixed-price basis and may be built on land (i) owned by the Company which is then sold to the client, (ii) owned by the client or (iii) identified by the client which is then either purchased by the client or by the Company for resale to the client. The typical design-build contract requires the Company to obtain all necessary government permits and approvals, perform or oversee all architectural and engineering services, construct the project and, in many cases, arrange, on the client's behalf, any needed land, construction and permanent financing. The Company's design-build projects are generally the result of referrals by former clients, brokers or others in the real estate business.

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

        PRE-CONSTRUCTION STAGE. The Company's approach for providing pre-construction services involves establishing a project team that advises and assists the client on all aspects of design and development for the project. The Company assists its clients in the financial planning for the project through preparation of cash flow projections, accounting procedures, detailed cost budgets and comparative cost analysis studies. The Company (i) works with the client to establish completion dates for all stages of the project, (ii) analyzes market conditions with a view toward material availability, cost strategies, construction techniques, manpower levels and similar matters, (iii) develops a bid-packaging program to encourage maximum bidder interest and fully define the work to minimize contingencies for unknown circumstances, (iv) thoroughly reviews and defines the project schedule, critical materials required, delivery dates and performance criteria with the selected subcontractors and (v) advises and incorporates considerations regarding construction safety and public agency requirements. The Company also assists in or manages the development of the architectural, civil, mechanical, electrical and structural plans and specifications, and advises in the areas of land selection, construction feasibility, possible economies, availability and utilization of materials, and labor and time requirements for procurement, construction and project costs.

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

    TAX CREDIT PROJECTS. Substantially all of the Company's design-build contracts for apartment complexes have been Tax Credit Projects developed for Tax Credit Partnerships formed to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code (the "Housing Tax Credit"). The Company has completed the construction of six Tax Credit Projects. In a typical Tax Credit Project, the Company is retained by the Tax Credit Partnership to develop the project pursuant to a fixed-price construction contract. Included in the fixed price are the Company's customary contractor and developer fees and, where market conditions permit, a markup on the sale of the underlying land. The cost of developing the Company's Tax Credit Project is generally financed approximately as follows: loan proceeds, 60% to 70%; partner equity, 15% to 30%; and deferred developer fees, 5% to 15%. In addition, the Company may be entitled to earn, upon completion or over a period of time following completion, certain additional fees, including property management fees based on property rental income. During the construction period, the Company, as general partner of the Tax Credit Partnerships, bears the developer's risk on the fully recourse construction loans. Upon completion of construction and lease-up, the construction loans convert to non-recourse permanent loans. See Note 21 of Notes to Consolidated Financial Statements and "--Property Operations and Management--Management and Leasing" and "--Regulatory and Environmental Matters--Resident Income and Other Limitations."

    The Company structures the Tax Credit Partnership and generally retains or purchases up to a 1% general partner interest. As the developer and general partner for these projects, the Company is generally entitled to between 66% and 85% of any distributions of net cash from operation of the Tax Credit Project and from its sale over its expected 15 year life. Since none of the Company's Tax Credit Partnerships have sold a Tax Credit Project, the Company has received no distribution of sales proceeds There can be no assurance that the Company will receive any distribution of sales proceeds upon the eventual sale of the Tax Credit Projects. The Company's capital contribution for its general partner interest is funded in cash or as a contribution of all or a portion of its equity in the land on which the Tax Credit Project is to be constructed. In addition to its capital contribution, the Company is typically obligated to make operating expense loans, up to a stated maximum, to meet operating deficits of the Tax Credit Partnership. Under the terms of the partnership agreements of two Tax Credit Partnerships, the Company is required to withdraw as a general partner upon receipt of all amounts due the Company for developer fees and interest. An unaffiliated third-party investor group is the limited partner of the Tax Credit Partnership and contributes all or substantially all of the equity capital to the Tax Credit Partnership in exchange for substantially all of the benefit of the Housing Tax Credit. The investor limited partner's equity is generally contributed in installments over a period of approximately 24 months. Approximately 40% of such contribution is funded upon admission of the investor limited partner to the Tax Credit Partnership and the balance is contributed from time to time when specified conditions are satisfied.

    The Tax Credit Projects to date have been structured to be eligible for financing through one or more of the tax-exempt private activity revenue bond programs sponsored by the Nevada Housing Division. The programs of the Nevada Housing Division are intended to provide incentives for the construction, ownership and financing of housing for persons and families of low and moderate income. These incentives may include lower interest rates on construction and permanent financing with respect to the eligible project. Nevada Housing Division bond financing typically involves substantially greater origination fees and expenses than those associated with conventional financing. The Company believes the return on its investment provided by the lower interest rates over the term of the loan more than compensates for the additional fees and expenses. Arizona and Utah also have similar tax credit housing programs.

    The Company has completed the construction of six Tax Credit Projects and has two projects currently under construction. The following table sets forth information regarding the Tax Credit Projects. The Company holds a general partner interest in each Tax Credit Partnership, which holds fee simple title to the project. The following table represents certain information relating to the Company's completed, under development and planned Tax Credit Partnerships as of December 31, 1998 (dollars in thousands):

                                                                DATE OF
                                                               COMPLETION     TOTAL    TOTAL                           OCCUPANCY AT
                                                              OR ESTIMATED   PROJECT  CONTRACT   CARRYING    NUMBER    DECEMBER 31,
TAX CREDIT PROJECT(1)                               TYPE       COMPLETION    COST(2)   AMOUNT     VALUE     OF UNITS       1998
----------------------------------------------  ------------  ------------   -------  --------   --------   --------   ------------
COMPLETED:
  Saratoga Palms East I.......................  Sr. Citizens      2/96       $13,556  $16,923     $2,833      360           92%
  Lake Tonopah................................  Sr. Citizens      8/96        13,348   15,745      4,305      356           92
  Paseo del Prado.............................  Family           10/96         5,026    6,761      1,976      120           88
  Saratoga Palms East II......................  Family            6/97        12,002   16,767      3,485      256           91
  Saratoga Palms North II.....................  Family            7/97        13,873   16,590      4,298      252           74
  Rancho Mesa (3).............................  Family           12/98        16,135   22,458      6,734      272           52

UNDER DEVELOPMENT:
  South Valley Apartments.....................  Family           11/99        15,100   22,192      5,403      272           --
  Spanish Hills Apartments....................  Family            6/99         9,902   13,101      2,963      152           --

PLANNED:
  Peoria......................................  Family           04/01        19,167   22,418         --      228           --

------------------------------

(1) All are located in the greater Las Vegas area except for Spanish Hills, in Sparks, Nevada and Peoria in Peoria, Arizona.

(2) Represents all actual and anticipated costs of the project including land, construction, development, lease-up and financing costs, estimated at December 31, 1998.

(3) This property is in initial lease-up.

    The ability of the Company to continue to develop Tax Credit Projects is subject to the continued availability of the Housing Tax Credit and the ability of the Company to utilize revenue bond financing for its projects from various state and local agencies.

PROPERTY OPERATIONS AND MANAGEMENT

    OPERATIONS. The Company's property operations provide it with flexibility with respect to the disposition of its portfolio properties and enable it to diversify its sources of revenues. The following table sets forth certain information regarding each of the Company's operating portfolio properties as of December 31, 1998. The Company holds fee simple title to each property, all of which are located in Nevada.

                                                                                           OCCUPANCY
                                                                         APPROXIMATE          AT            CURRENT
                                                                            SQUARE       DECEMBER 31,      ANNUALIZED
PORTFOLIO PROPERTY(1)                                                      FOOTAGE           1998         BASE RENT(2)
-----------------------------------------------------------------------  ------------  -----------------  ------------
RETAIL:
  Nellis Express Village...............................................       16,260              92%      $  176,376
  Levitz (3)...........................................................      102,400             100          948,832
  Levitz II (Furniture Expo)...........................................       37,260              73          425,412
  Woody's Furniture....................................................        4,926             100           82,688
  Turtle Stop (4)......................................................        4,430              --               --
  Sahara/Decatur Retail................................................        3,627              44           88,860
  Nellis/Stewart.......................................................        4,571             100           71,858

OFFICE:
  Las Vegas Sun........................................................       15,452             100          243,276
  Americana (5)........................................................       17,154             100          283,841
  General Services Administration......................................       16,414             100          180,455
  Sahara Vista A (5)...................................................       38,525             100          810,547
  Sahara Vista B.......................................................       38,608              17          264,079

INDUSTRIAL:
  Arcata Industrial Park (5)...........................................       24,200              25          139,392
  Northpark III........................................................       33,750              40          210,600
                                                                         ------------                     ------------
Total..................................................................      357,577                       $3,926,216
                                                                         ------------                     ------------
                                                                         ------------                     ------------

------------------------

(1) Excludes a property operated by the Company under a sale/leaseback arrangement.

(2) Represents an annualized amount of the monthly base rent of occupied space at December 31, 1998, which should approximate the estimated rental revenue for 1999.

(3) During 1997, Levitz Furniture declared bankruptcy and has not yet affirmed or rejected the lease. Levitz is current on its rental payments.

(4) The property is vacant and listed for sale.

(5) The occupancy rate has been calculated including space occupied by the Company. See Item 2. "Properties."

    All of the Company's leases for its retail and industrial properties are on a triple-net basis and the leases of its office properties are on either a triple-net or full-service gross basis. Under a triple-net lease, tenants pay their utilities and a pro rata share of all building insurance, property taxes and common area services. Under a full-service gross lease, the landlord provides and pays for all utilities to the tenants' premises, as well as all building insurance, property taxes and common area services, except that in most cases the Company's office tenants are required to reimburse the Company for their pro rata share of increases in building operating costs each year over those incurred in the base year, which is generally the year in which a particular tenant's lease commences.

    Revenues from the Company's Property Operations and Management business segment for the years ended December 31, 1996, 1997 and 1998 were $3.9 million, $3.6 million and $3.5 million, respectively.

    Leases for the Company's commercial and industrial properties typically have terms ranging from one to five years, with renewal options of various periods, and provide for periodic rent increases in either stated amounts or based upon increases in the consumer price index. Management believes that as the leases expire, either the tenants will renew their leases or the Company will be able to re-lease the vacated space at market rents.

    The Company regularly repairs and maintains its operating properties, including making the capital improvements, on an as needed basis utilizing available working capital. There are no current plans for any renovation or improvement of any operating property and no funds have been reserved for such purpose.

    MANAGEMENT AND LEASING. The Company provides property management and leasing services with respect to all operating properties held in its portfolio. The Company also provides such services for six Tax Credit Projects. Property management agreements with third parties generally provide for the Company to be paid a management fee of 5% of a property's gross rental income and generally have a minimum term of five years, although some agreements provide for earlier termination without cause. To date, the Company's revenue from third-party property management has not been significant. While management anticipates that the Company's revenues from its property management operations will increase as a result of its increased development of Tax Credit Projects, such operations are not anticipated to be material to the Company overall. Revenue from management and leasing activities are included in Other Revenue on the Company's Consolidated Statements of Income.

    Other than design-build properties which are to be occupied by the Company's client, the Company strives to pre-lease its commercial properties before and during construction through the use of on-site billboards, print advertising and direct mail flyers. Although the Company has not previously charged a separate leasing brokerage commission, the Company will, where possible, negotiate a separate leasing commission for its services in leasing properties owned by third parties. Tenants for the apartment complexes are generally obtained through a combination of print advertising, on-site billboards and walk-in traffic. As manager of residential properties, the Company is responsible for the lease-up of the property and its daily maintenance. All maintenance services, other than non-routine plumbing and electrical, are provided by employees of the Company. See "--Regulatory and Environmental Matters--Resident Income and Other Limitations."

THE REORGANIZATION

    Concurrently with the closing of the Offering, in June 1997, the transactions described below (collectively, the "Reorganization") were consummated by the Company and others for the principal purpose of transferring to the Company the ownership of all investment properties and all interests in partnerships which owned properties which were owned by the Contributing Stockholders, alone or with one or more third parties. In addition, as part of the Reorganization, certain outstanding indebtedness between the Company and the Contributing Stockholders was satisfied.

    The Reorganization was comprised of the transactions summarized below:

    ACQUISITION OF PARTNERSHIP INTERESTS OF THIRD PARTIES. The Company acquired the non controlling partnership or other ownership interests of five third-party investors, including Paul Eisenberg, a Director of the Company, in four limited and general partnerships which owned an aggregate of six operating properties and approximately 3.3 acres of undeveloped land, for an aggregate of approximately $2.8 million in cash from the net proceeds of the Offering. No third-party determination of the value was sought or obtained in connection with the acquisition by the Company of the partnership interests. The consideration paid was based on the value of the partnerships' real property and other assets as determined by negotiation between the Company and the third-party partners.

    CONTRIBUTION OF PARTNERSHIP INTERESTS OF THE CONTRIBUTING STOCKHOLDERS. The Contributing Stockholders contributed to the Company (a) their interests in the partnerships described in the preceding paragraph and (b) their interests in three additional limited and general partnerships which owned an aggregate of six operating properties, two properties under construction and approximately
5.6 acres of undeveloped land. All interests in partnerships acquired from the Contributing Stockholders were acquired by the Company as additional capital contributions of such stockholders. The portion of the book value of the properties contributed by the Contributing Stockholders attributable to their partnership interests was approximately $10.6 million at March 31, 1997

    Upon completion of the acquisitions and contributions of partnership interests described above, the Company held 100% of the economic interest in the partnerships; therefore the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company.

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

    SATISFACTION OF OUTSTANDING INDEBTEDNESS. As of March 31, 1997, the Company was indebted to the Contributing Stockholders in the aggregate amount of $8.1 million, which amount was represented by non-interest bearing notes of the Company, with original terms of 10 years and subordinated to all existing Company debt (the "Subordinated Dividend Notes"). Of such Subordinated Dividend Notes, $6.5 million in aggregate principal amount was distributed to the Contributing Stockholders in December 1994 and represented the Company's estimated undistributed S corporation earnings as of December 31, 1994. The $1.6 million balance of the Subordinated Dividend Notes was issued to the Contributing Stockholders in September 1996 in connection with loans of equal amount to the Company by the Contributing Stockholders. The Company was also indebted to Mr. Saxton in the amount of $695,440 on account of a non-interest bearing demand loan made by Mr. Saxton to the Company in July 1996. At March 31, 1997, the Contributing Stockholders were indebted to the Company in the aggregate amount of approximately $727,000.

    The Company and the Contributing Stockholders satisfied their respective obligations to the other as follows: (a) the approximately $727,000 outstanding balance of loans by the Company to the Contributing Stockholders was offset against an equal amount of Subordinated Dividend Notes; (b) the Company issued 384,256 shares of Common Stock to the Contributing Stockholders in satisfaction of approximately $3.7 million of Subordinated Dividend Notes, based on a per share price of $9.50; (c) the Company issued warrants for 400,000 shares of Common Stock, exercisable at $9.90 per share if the Company achieved specified levels of after tax net income in 1997 and 1998, in satisfaction of $1.0 million of Subordinated Dividend Notes; and (d) the Company utilized a portion of the net proceeds of the Offering to repay the $2.7 million balance of Subordinated Dividend Notes and $695,440 of other indebtedness. The warrants for 400,000 shares of Common Stock lapsed unexercised. See Item 13. "Certain Relationships and Related Transactions."

    Upon consummation of the Reorganization, ownership of all the real property interests held by the Contributing Stockholders, other than their personal residences, were transferred to the Company. The Contributing Stockholders intend to engage in the real estate business exclusively through the Company.

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

    PURSUING GEOGRAPHIC EXPANSION. While the Company continues to believe that the outlook for the Las Vegas market is favorable, geographic expansion is a key element in achieving long-term stability and growth. In this regard, the Company recently expanded its operations into the Phoenix, Tucson, Salt Lake City and Reno markets and intends to further capitalize on its experience and demonstrated capabilities in real estate by targeting other viable geographic markets, including other selected markets in the southwestern United States.

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

    REDUCING THE RISK OF ECONOMIC AND REAL ESTATE CYCLES THROUGH OPERATING DIVERSIFICATION. The Company seeks to enhance its financial stability and reduce the potential impact of economic and real estate cycles by operating in four components of the real estate business: (i) the design, development, construction and sale of single-family homes, (ii) the design, development and construction of portfolio properties, (iii) design-build services for third-party clients and (iv) property operations and management.

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

LAS VEGAS MARKET

    The Company currently focuses most of its real estate activities in Clark County, Nevada. The Company believes that Clark County provides a favorable environment for its real estate activities due to the rapid, continuing economic growth of Las Vegas and the surrounding areas and positive demographic trends associated with such growth. The area has experienced increasing levels of business and employment over the past decade, which have helped to drive large increases in population and demand for new construction of both commercial and residential developments. These businesses are attracted, by among other factors, the absence of state income taxes for both corporations and individuals and favorable unemployment and workers' compensation tax rates. As a result, the Company believes that Clark County will continue to experience economic growth over a broader range of businesses in the next several years.

OTHER MARKETS

    Phoenix was the fastest growing large labor market in the nation for three consecutive years and ended 1997 ranked for the seventh consecutive year in sales among the top five single-family housing markets in the nation. The economic stability of the Salt Lake City market has proven to be a magnet for real estate development. The Company also believes that Reno currently has the following primary housing needs, which the Company believes may offer real estate opportunities: the need for more affordable housing and the abatement of overcrowded conditions. See Note 3 of Notes to Consolidated Financial Statements.

COMPETITION

    The real estate industry in all of the Company's markets is highly competitive. The Company competes for desirable properties, financing, raw materials and skilled labor. In each of its business components, the Company competes against numerous developers and others in the real estate business, many of which are larger and have greater financial resources and better access to capital markets than the Company. The Company competes on the basis of a complete package of real estate services it offers its clients, as well as its reputation for fair pricing and quality construction. The Company also competes with other owners and operators of real properties for tenants and buyers of portfolio properties it owns and operates.

INSURANCE

    The Company maintains numerous commercial insurance policies with limits and coverage, it believes consistent with its risk of loss. The Company carries general liability insurance with an aggregate limit of $2.0 million. With respect to all of the properties it owns, the following coverages are included in an all-risk, replacement-cost package policy with customary policy specifications, insured limits and deductibles: property, boiler and machinery, crime and auto, which includes hired auto coverage. The Company carries similar insurance with respect to its unimproved land, and maintains separate and distinct coverage in the form of an all-risk course of construction and inland marine policy.

    Workers' compensation insurance is maintained under a self-funded program, with excess workers' compensation and employers liability insurance with a limit of $1.0 million for all Nevada operations. All other interstate operations are covered under a separate, blanket workers' compensation policy subject to statutory limits.

    All of the above provide underlying limits to a commercial umbrella insurance policy with a limit of $50.0 million, except for construction liability, which maintains its own policy coverage, limits, specifications, etc. All are believed by management to be adequate for its current and anticipated future activities.

    Some of the Company's ancillary coverages include key man life insurance with a $5.0 million death benefit on James C. Saxton, President and Chief Executive Officer of the Company, architects and engineers professional liability, real estate errors and omissions coverage, directors' and officers' professional liability, and employment practices liability insurance.

REGULATORY AND ENVIRONMENTAL MATTERS

    In addition to the obtaining of all building permits and authorizations normally associated with the development of real property and customary and routine business permits and licenses, the Company's business and operations are subject to additional regulation as described below.

    AMERICANS WITH DISABILITIES ACT. The Company's properties must comply with Title III of the Americans with Disabilities Act of 1990 ("ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. In the case of existing properties, compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the projects where such removal is "readily achievable." The Company believes that all of its properties are in substantial compliance with present requirements under the ADA and any applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company intends to construct all future properties in compliance with any then-existing requirements of the ADA and any applicable state law.

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

    RESIDENT INCOME AND OTHER LIMITATIONS. The Company's development of Tax Credit Projects to date has been financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by the Nevada Housing Division, a division of the Department of Business and Industry of the State of Nevada. As a condition to obtaining such financing, the Company is required to enter into certain regulatory and other agreements with the Nevada Housing Division, the terms of which require that the owner of such properties (i) set aside a specified percentage of the units (generally 100%) for residents whose incomes do not exceed a specified percentage of the area median income ("Lower Income Tenants") and (ii) hold all vacant units in the project (for a reasonable period consistent with maintaining the project's financial viability) for rent or occupancy by Lower Income Tenants. These restrictions terminate approximately 15 years following the date of initial occupancy of the project. During the period that the restrictions apply, any sale or transfer of the project, or the sale or transfer of the Company's interest in the partnership which owns the project, will be subject to regulatory approval.

    The Tax Credit Partnerships intend to operate their respective projects to qualify for the Housing Tax Credit. Generally, the Housing Tax Credit is available only with respect to residential rental projects in which a specified minimum percentage of the residential rental units are occupied by individuals with incomes not in excess of a specified percentage of the area median income, as adjusted for family size (the "minimum set-aside"). The Tax Credit Partnerships have generally elected to set aside 100% of the units for individuals with incomes not in excess of 60% of the area median income. (Units occupied by individuals meeting the income test are referred to herein as the "Low-Income Units.") All units comprising the minimum set-aside must be suitable or residential occupancy and used on a non-transient basis. Additionally, in order to qualify for the Housing Tax Credit, the gross rent (including the cost of any utilities other than telephone service) charged to tenants of Low-Income Units comprising the minimum set-aside generally cannot exceed 30% of the applicable income limits for an apartment of its size (the "rent restriction test"). A project must, in general, continuously meet the requirements with respect to the minimum set-aside and the rent restriction test during the period commencing not later than the date 12 months after the date such project is placed in service and ending 15 years thereafter.

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

    Prior to purchasing a parcel of land, the Company evaluates such land for the presence of hazardous or toxic materials, wastes or substances. In addition, the Company typically engages independent environmental engineers to perform "Phase I" environmental assessments (which involve physical inspections without soil or groundwater analyses) on the land. Since assessments are generally performed at the time of the Company's acquisition or financing of a property, many of the assessments of properties currently owned by the Company were obtained more than one year ago and in one case was obtained over eight years ago. None of the assessments revealed any hazardous or toxic materials, wastes or substances that the Company believes would have a material adverse effect on the Company's financial position or results of operations. The Company has not been notified by any governmental authority of any material noncompliance, liability or other claim in connection with any property currently or formerly owned by the Company nor is the Company otherwise aware of any environmental liability relating to the properties that it believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, it is possible that the environmental assessments did not reveal all environmental liabilities with respect to the properties, that environmental liabilities have developed with respect to the properties since the environmental assessments were prepared or that there are material environment liabilities of which the Company is unaware with respect to the properties. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose material environmental liabilities or (ii) the current environmental condition of the properties will not be affected by the Company or other tenants or occupants of the properties, by the uses or condition of properties in the vicinity of the properties or by third parties unrelated to the Company.

EMPLOYEES

    As of December 31, 1998, the Company had 878 employees (of whom 307 were full-time, 8 were part-time and 563 were occasional construction workers). The Company employs construction workers on an as-needed basis, depending upon the level and type of its construction activities. The total number of employees can fluctuate in proportion to the timing and nature of construction activity. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's corporate executive offices are located in approximately 20,000 square feet at its Sahara Vista A office building in Las Vegas. The Company also occupies approximately 8,700 square feet at its adjacent Americana office building and approximately 6,100 square feet at its Arcata Industrial Park. The Company's Reno offices of approximately 396 square feet are leased, on a month-to-month basis, in an office building located in Reno, Nevada.

    Diamond Key leases approximately 10,000 square feet of office space in Phoenix, Arizona and 2,098 square feet in Tucson, Arizona. The Phoenix office lease expires on September 30, 2001 and the Tucson office lease expires on February 28, 2000.

    Maxim leases approximately 960 square feet of office space in Draper, Utah, 30 miles southeast of Salt Lake City. The lease expires in June 2000.

    The Company anticipates that its existing spaces will satisfy its space requirements for the foreseeable future. See Item 1. "Business--Portfolio Properties and Property Operations and Management."

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation arising from the ordinary course of its business, none of which, in the opinion of the Company, will have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded in the over-the-counter market and since the effective date of the Offering on June 24, 1997, prices have been quoted on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "SXTN." The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq Stock Market:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
Second Quarter (June 24-30, 1997)..........................................  $   8.750  $   8.125
Third Quarter..............................................................      8.500      6.375
Fourth Quarter.............................................................      9.500      6.750

1998
First Quarter..............................................................      8.750      6.813
Second Quarter.............................................................      7.375      6.188
Third Quarter..............................................................      8.000      5.000
Fourth Quarter.............................................................      7.875      4.750

1999
First Quarter (through March 12, 1999).....................................      6.750      5.875

    As of March 12, 1999, there were approximately 33 holders of record and 1,246 beneficial holders of the 7,732,922 shares of Common Stock. The closing sale price per share for the Common Stock on March 12, 1999 was $6.188.

    The Company currently intends to retain all future earnings for use in the Company's business and therefore does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. The Company's loan agreements generally have provisions restricting the payment of dividends, unless certain conditions are met. Any future determination as to the payment of dividends will be subject to restrictions in the loan agreements and at the discretion of the Board of Directors of the Company and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected financial and operating information for the Company on a historical consolidated basis. The historical consolidated financial and operating information is comprised of the operations, assets and liabilities of the Company and certain properties, which were owned and operated by entities affiliated with and controlled by the Company during the periods presented. These operations and properties were acquired by the Company in connection with the consummation of the Reorganization and the Offering. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

    This table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial information appearing elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------  PRO FORMA
                                             1994(3)    1995(3)     1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA (1) (2):
Revenue:
  Construction revenue....................  $  10,863  $  22,090  $  41,875  $   31,707  $   51,524  $   51,524
  Sales of homes..........................         --         --     12,963      11,058      27,634      74,742
  Sales of commercial properties..........      8,072      9,850      4,772      11,540       7,823       7,823
  Rental revenue..........................      3,288      3,531      3,922       3,583       3,515       3,515
  Other...................................        137         99        536       1,508       1,676       2,595
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total revenue.........................     22,360     35,570     64,068      59,396      92,172     140,199
                                            ---------  ---------  ---------  ----------  ----------  ----------
Cost of revenue:
  Cost of construction....................     10,713     18,194     33,078      26,981      40,863      40,863
  Cost of homes sold......................         --         --     10,967      10,139      23,754      65,027
  Cost of commercial properties sold......      6,027      9,373      3,444       7,127       7,710       7,710
  Rental operating cost...................        635        631        784         724         815         815
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total cost of revenue.................     17,375     28,198     48,273      44,971      73,142     114,415
                                            ---------  ---------  ---------  ----------  ----------  ----------
      Gross profit........................      4,985      7,372     15,795      14,425      19,030      25,784
                                            ---------  ---------  ---------  ----------  ----------  ----------
General and administrative expenses.......      1,736      1,957      3,425       2,746       5,042       7,732
Depreciation and amortization.............        745        722      1,079       1,393       1,687       2,079
                                            ---------  ---------  ---------  ----------  ----------  ----------
Operating income..........................      2,504      4,693     11,291      10,286      12,301      15,973
Other income (expense):
  Joint venture earnings (loss)...........          6      1,131        (43)         16         (25)        (25)
  Interest expense........................     (1,972)    (2,393)    (2,820)     (3,086)     (2,337)     (2,371)
  Interest income.........................        497        266         72         985       1,105       1,147
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total other expense...................     (1,469)      (996)    (2,791)     (2,085)     (1,257)     (1,249)
                                            ---------  ---------  ---------  ----------  ----------  ----------
Income before provision for income
  taxes...................................      1,035      3,697      8,500       8,201      11,044      14,724
Income taxes (3)..........................         --         67      2,517       2,350       3,313       4,553
                                            ---------  ---------  ---------  ----------  ----------  ----------
Net income................................  $   1,035  $   3,630  $   5,983  $    5,851  $    7,731  $   10,171
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                            ---------  ---------  ---------  ----------  ----------  ----------

Earnings per share (5):
Basic:
Net income.................................................................  $     0.92  $     1.01  $     1.33
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted-average number of common shares outstanding.......................   6,341,879   7,656,189   7,656,189
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Diluted:
Net income.................................................................  $     0.92  $     1.01  $     1.33
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted-average number of common shares outstanding assuming dilution.....
                                                                              6,363,219   7,674,119   7,674,119
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------  PRO FORMA
                                              1994       1995       1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                        EXCEPT AVERAGE SALES PRICE PER HOME CLOSED)
OPERATING DATA (2):
EBITDA (6)................................  $   3,752  $   6,812  $  12,399  $   12,680  $   15,068  $   19,174
  Interest capitalized....................  $     455  $     355  $   1,271  $    1,159  $    4,859  $    6,049
  Interest expense incurred...............  $   2,427  $   2,748  $   4,091  $    4,245  $    7,196  $    8,420
EBITDA to interest expense incurred.......       1.55       2.48       3.03        2.99        2.09        2.28

Cash flows:
  Used in operating activities............  $  (1,552) $  (1,465) $  (3,708) $  (12,470) $  (35,874)        N/A
  Provided by (used in) investing
    activities............................  $  (1,420) $  (3,317) $     818  $     (964) $  (19,020)        N/A
  Provided by financing activities........  $   2,680  $   5,221  $   3,988  $   12,954  $   55,115         N/A
Single-family homes:
  Closings................................         --         --        173         134         251         634
  Backlog (at year end) (7)...............         --         --         37          --         184         184
  Homes remaining for sale (at year
    end)..................................         --         --          9           2       1,365       1,365
  Aggregate sales value of backlog........  $      --  $      --  $   2,970  $       --  $   19,730  $   19,730
  Average sales price per home closed.....  $      --  $      --  $  74,930  $   82,521  $  110,096  $  117,890
Design-build projects:
  Number of contracts awarded.............         10          4          6           2           3           3
  Backlog (at year end) (8)...............  $  31,464  $  52,075  $  21,130  $   36,420  $   20,338  $   20,338
Portfolio properties:
  Number of properties developed..........          5          3          5           1           4           4
  Number of properties sold...............          7          3          3           3           4           4
  Number of properties owned (at year
    end)..................................         14         14         16          14          14          14

                                                                                                     PRO FORMA
                                              1994       1995       1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA (2):
  Cash and cash equivalents...............  $      53  $     492  $   1,590  $    1,110  $    1,331  $    1,331
  Real estate properties, net.............     25,154     31,966     38,808      51,298     103,884     103,884
  Total assets............................     35,682     49,580     67,957      90,120     170,995     170,995
  Total debt..............................     31,952     39,969     49,710      44,449     101,440     101,440
  Stockholders' equity....................        908      3,693      6,291      29,644      38,187      38,187

------------------------

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

(3) Prior to October 1, 1995, the Company's predecessor operated as an S corporation for income tax purposes and was, therefore, subject to no income taxes until October 1, 1995, at which time the Company was taxable as a C corporation. In addition, certain of the consolidated entities were partnerships for federal income tax purposes until consummation of the Offering and were, therefore, not subject to income taxes. The income taxes for 1994 and 1995 computed at a marginal effective rate of 34% would have been $352,000 and $1,257,000, respectively.

(4) Represents certain summary unaudited pro forma information for the year ended December 31, 1998, as if the acquisition of Diamond Key ("Acquisition") had occurred as of January 1, 1998. The information presented reflects increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Acquisition that would have been incurred had the Acquisition occurred on such date. The unaudited summary pro forma information is not necessarily indicative of the results of operations of the Company had the Acquisition occurred on such date, nor is it necessarily indicative of future results.

(5) On June 24, 1997, the Company completed its initial public offering and became a public entity; therefore no earnings per share prior to 1997 are presented.

(6) Earnings Before Interest Expense Incurred, Income Taxes, Depreciation and Amortization ("EBITDA") is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA is calculated by adding interest expense incurred, income taxes, depreciation and amortization expense to net income. EBITDA should not be construed as an alternative to income from operations or cash flows from operating activities (as determined in accordance with GAAP). EBITDA as calculated by the Company may not be comparable to similarly captioned measures used by other companies.

(7) Represents the number of homes subject to pending sales contracts which have not closed.

(8) Represents the uncompleted portion of design-build construction under signed fixed-price contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion is based primarily on the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto and other financial information appearing elsewhere herein. The consolidated financial statements of the Company are comprised of the operations, assets and liabilities of the Company and of certain properties which were owned and operated by entities affiliated with and controlled by the Company prior to the completion of its initial public offering. These operations and properties were acquired by the Company in connection with the consummation of the Reorganization. See Item 1. "Business-- The Reorganization."

    The Company is an integrated real estate development company which engages in: (i) the design, development, construction and sale of single-family homes,
(ii) the performance of design-build services for third-party clients, including tax credit partnerships; (iii) the design, development and construction of portfolio properties; and (iv) property operations and management, which generate rental income and management fees. During the past three years, the Company has added residential property development to its business focus with its entry into the single-family home development business in 1995, which first generated sales in 1996, and its increased development of Tax Credit Projects.

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

RESULTS OF OPERATIONS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1996       1997       1998
                                                                                        ---------  ---------  ---------
Revenue:
  Construction revenue................................................................       65.4%      53.4%      55.9%
  Sales of homes......................................................................       20.2       18.7       30.0
  Sales of commercial properties......................................................        7.4       19.4        8.5
  Rental revenue......................................................................        6.1        6.0        3.8
  Other revenue.......................................................................        0.9        2.5        1.8
                                                                                        ---------  ---------  ---------
    Total revenue.....................................................................      100.0      100.0      100.0
Cost of revenue:
  Cost of construction (1)............................................................       79.0       85.1       79.3
  Cost of homes sold (1)..............................................................       84.6       91.7       86.0
  Cost of commercial properties sold (1)..............................................       72.2       61.8       98.6
  Rental operating cost (1)...........................................................       20.0       20.2       23.2
                                                                                        ---------  ---------  ---------
    Total cost of revenue.............................................................       75.3       75.7       79.4
                                                                                        ---------  ---------  ---------
    Gross profit......................................................................       24.7       24.3       20.6

General and administrative expenses...................................................        5.3        4.7        5.5
Depreciation and amortization.........................................................        1.7        2.3        1.8
                                                                                        ---------  ---------  ---------
    Operating income..................................................................       17.7       17.3       13.3
Other income (expense):
  Joint venture loss..................................................................       (0.1)        --         --
  Interest expense, net...............................................................       (4.3)      (3.5)      (1.3)
                                                                                        ---------  ---------  ---------
    Total other expense...............................................................       (4.4)      (3.5)      (1.3)
                                                                                        ---------  ---------  ---------
    Income before provision for income taxes..........................................       13.3%      13.8%      12.0%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

------------------------

(1) Shown as a percentage of the corresponding revenue item.

1998 COMPARED TO 1997

    REVENUE. Total revenue was $92.2 million in 1998, representing a $32.8 million, or 55.2%, increase from $59.4 million in 1997. Construction revenue was $51.5 million in 1998, representing a $19.8 million, or 62.5%, increase from $31.7 million in 1997. The increase in construction revenue was primarily due to the start of construction on the South Valley and Spanish Hills apartments projects; the near completion of the Corte Madera design-build project, which started in late 1997; and the completion of the Rancho Mesa apartment project which started in mid-1997. Sales of homes were $27.6 million in 1998, representing a $16.6 million, or 149.9%, increase from $11.1 million in 1997, due to 251 home sales in 14 communities during 1998 compared to 134 homes sold in two communities during 1997. Diamond Key, acquired in November 1998, contributed 62 home sales. Sales of commercial properties were $7.8 million in 1998, representing a $3.7 million, or 32.2%, decrease from $11.5 million in 1997. The decrease in sales of commercial properties was primarily due to six commercial property sales during 1997 compared to only four commercial property sales during 1998. Rental revenue was $3.5 million in 1998, representing a $68,000, or 1.9%, decrease from $3.6 million in 1997. Other revenue increased by $168,000, to $1.7 million or 11.1%, from $1.5 million in 1997. The increase was primarily due to income received by HomeBanc Mortgage Corporation (an affiliate of Diamond Key, acquired in December 1998) for fees collected from customers for loan originations, commitments and premiums.

    COST OF REVENUE. Total cost of revenue was $73.1 million in 1998, representing a $28.2 million, or 62.6%, increase from $45.0 million in 1997. Cost of construction was $40.9 million in 1998, representing a $13.9 million, or 51.5%, increase from $27.0 million in 1997, primarily due to a corresponding increase in construction revenue. Cost of construction as a percentage of construction revenue decreased to 79.3% in 1998, as compared to 85.1% in 1997, which was primarily due to increased volume, resulting in lower construction overhead and absorption rates per project. Cost of homes sold was $23.8 million in 1998, representing a $13.6 million, or 134.3%, increase from $10.1 million in 1997, which was primarily due to the increase in sales of homes. Cost homes sold as a percentage of home sales revenue decreased to 86.0% in 1998 from 91.7% in 1997 primarily due to decreased construction costs as a result of increased efficiencies. Cost of commercial properties sold was $7.7 million in 1998, representing a $583,000, or 8.2%, increase from $7.1 million in 1997, due primarily to smaller commercial properties sold with lower cost basis during 1997 compared to 1998. Cost of commercial properties sold as a percentage of sales of commercial properties increased to 98.6% in 1998 compared to 61.8% in 1997, primarily due to the sale of one commercial property at a loss during 1998. Rental operating costs were $815,000 in 1998, representing a $91,000, or 12.6%, increase from $724,000 in 1997. Gross profit as a percentage of revenue decreased to 20.6% in 1998 compared to 24.3% in 1997, generally due to increased construction costs and higher cost of commercial properties sold.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.0 million in 1998, representing a $2.3 million, or 83.6%, increase from $2.7 million in 1997, primarily due to an increase in salary expense associated with an increase in the number of employees related to the Company's expansion and growth in Reno, Nevada, Utah and Arizona and the write-off of a $405,000 receivable, representing delinquent rent and advances, during the second quarter of 1998. General and administrative expenses as a percentage of total revenue increased to 5.5% in 1998 compared to 4.7% in 1997, primarily due to lower sales of commercial properties in 1998 and the write-off of the receivable.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.7 million in 1998, representing a $294,000, or 21.1%, increase from $1.4 million in 1997, primarily due to more operating properties held in the Company's portfolio throughout 1998 compared to 1997 and an increase in the amortization of financing fees associated with borrowings incurred for land acquisition and development.

    INTEREST EXPENSE, NET. Interest expense, net was $1.2 million in 1998, representing an $869,000, or 41.4%, decrease from $2.1 million in 1997, primarily due to an increase in the amount of interest capitalized on construction financing during 1998 compared to 1997, resulting from an increase in notes payable from $40.6 million at December 31, 1997 to $88.3 million at December 31, 1998. Interest income increased from $985,000 at December 31, 1997 to $1.1 million at December 31, 1998 due to increased TCP interest recognized. Total interest capitalized was $4.9 million and $1.2 million for the years ended December 31, 1998 and 1997, respectively.

    INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $11.0 million, representing a $2.8 million, or 34.7%, increase from $8.2 million in 1997. Income before provision for income taxes as a percentage of total revenue decreased to 12.0% in 1998 compared to 13.8% in 1997.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.7 million in 1997, representing a $679,000, or 19.8%, decrease from $3.4 million in 1996, primarily due to an increase in indirect costs allocated to jobs partially offset by an increase in salary expense associated with an increase in the number of employees related to the Company's expansion and growth. General and administrative expenses as a percentage of total revenue were 4.7% in 1997 compared to 5.3% in 1996, primarily due to a lower revenue base in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    On June 24, 1997, the Company completed its initial public offering of 2,275,000 shares of Common Stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development, (iii) $2.8 million to acquire the interests of various third-party partners in certain properties and (iv) approximately $800,000 for development activities and general corporate purposes.

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

    The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt, including loans from affiliates, and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from some or all of these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with cash on hand at December 31, 1998 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is exploring the refinancing of these and other indebtedness through the issuance of up to $60.0 million of longer term notes during 1999. There can be no assurance that the Company will be able to do so.

    During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,111,560 shares of Common Stock, or approximately 40.6% of its outstanding shares, as collateral for two personal loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7,575,000, bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

    Net cash used in operating activities for the years ended December 31, 1996, 1997 and 1998 was $3.7 million, $12.5 million and $35.9 million, respectively. This increase was primarily due to increases in properties in development, Tax Credit Partnership receivables and construction contracts receivable. Properties under development increased from $21.6 million in 1997 to $79.4 million in 1998. The number of properties under development increased from 10 in 1997 to 41 in 1998. Receivables from Tax Credit Partnerships increased from $17.4 million in 1997 to $32.0 million in 1998, primarily due to increased land acquisition costs and increased construction cost receivables on the Company's Rancho Mesa, Spanish Hills and South Valley Apartments projects. Construction contracts receivable also increased from $3.0 million in 1997 to $8.8 million in 1998 primarily due to increased design-build construction costs related to two projects.

    Net cash provided by (used in) investing activities for the years ended December 31, 1996, 1997 and 1998 was $818,000, $(964,000) and $(19.0) million, respectively. The decrease from 1996 to 1997 in cash provided by investing activities is primarily due to an increase in notes receivable and capital contributions to joint ventures, which were partially offset by an increase in proceeds from sales of commercial properties. The increase in cash used in investing activities from 1997 to 1998 is primarily due to the $793,000 of cash utilized in connection with the acquisition of Maxim in March 1998 and $10.9 million of cash utilized in connection with the acquisition of Diamond Key in November 1998. Expenditures for property acquisitions and improvements increased from $7.0 million in 1997 to $14.2 million in 1998 due to an increase in the development of portfolio properties. The Company added three new portfolio properties under development during 1998 compared to two during 1997.

    Net cash provided by financing activities for the years ended December 31, 1996, 1997 and 1998 was $4.0 million, $13.0 million and $55.1 million, respectively. The increase from 1996 to 1997 was primarily due to the net effect of the proceeds from the Offering and certain amounts paid in conjunction with the Offering. The increase in cash provided by financing activities from 1997 to 1998 is primarily due to net proceeds from notes payable of $47.6 million during 1998 compared to $2.4 million in 1997.

    Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1998
                                                                             ---------  ---------
Interest incurred:
  Residential..............................................................  $   2,220  $   4,674
  Commercial...............................................................      2,025      2,522
                                                                             ---------  ---------
    Total incurred.........................................................  $   4,245  $   7,196
                                                                             ---------  ---------
                                                                             ---------  ---------
Interest expensed:
  Residential..............................................................  $   1,247  $     117
  Commercial...............................................................      1,839      2,220
                                                                             ---------  ---------
    Total expensed.........................................................  $   3,086  $   2,337
                                                                             ---------  ---------
                                                                             ---------  ---------
Interest capitalized at end of year:
  Residential..............................................................  $     973  $   4,557
  Commercial...............................................................        186        302
                                                                             ---------  ---------
    Total interest capitalized.............................................  $   1,159  $   4,859
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company has utilized, and may continue to utilize, options and contingent sales contracts as a method of controlling and subsequently acquiring land. By controlling land through these methods on the future discretionary purchase of land, the Company attempts to minimize its cash outlays and reduce its risk from changing market conditions. While the Company attempts to prudently manage its acquisition and development of property, the development of such property can have a negative impact on liquidity due to the timing of acquisition and development activities.

    If strategic acquisitions or joint venture opportunities arise, the capital resources of the Company may be utilized to undertake such opportunities. The timing and nature of these opportunities cannot be predicted and the financing of any future strategic acquisition or joint venture may take a variety of forms.

    The Company anticipates that development of portfolio projects during 1999 will cost approximately $10.7 million in the aggregate, substantially all of which is expected to be financed with construction loans. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company generally seeks to obtain permanent financing secured by the property. The Company also expects to purchase approximately $1.0 million of construction and computer equipment during 1999.

    At December 31, 1998, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $32.0 million, representing developer fees and land and construction costs. Of such amount, approximately $8.0 million is payable to the Company by the Tax Credit Partnerships from loan proceeds and additional capital contributions of the investor limited partners. The Company anticipates that approximately $6.1 million will be paid in 1999 and $1.9 million will be paid to the Company during 2000. Approximately $24.0 million is payable to the Company from the net operating cash flows of the Tax Credit Partnerships. While management believes that these projects will generate sufficient cash flow to pay the amounts due, there can be no assurance that the receivable will be paid in full or at all.

    The Company has made its capital contributions to the six Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $2.7 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

    On February 9, 1998, the Company signed an agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit. These borrowings bear interest at one percent over the lender's prime rate in effect from time to time. The agreement also subjects the Company to certain financial covenants. As of December 31, 1998, the Company had outstanding indebtedness of $5,000,000 and available borrowings of $5,000,000 under this agreement.

    With regard to the Company's lines of credit and related party transactions, see Notes 10 and 11 of Notes to Consolidated Financial Statements.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies, such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At December 31, 1997 and 1998, the Company had 0 homes and 184 homes, respectively, in backlog, representing aggregate sales values of approximately $0 and $19.7 million, respectively.

    As part of its sales and marketing efforts, the Company builds and maintains model homes in each of its active communities. The Company also builds homes which are under construction or completed for which the Company does not yet have sales contracts ("speculative homes") on a project-by-project basis. See
Item 1. "Business--Development Activities--Homebuilding--Marketing and Sales." It is possible that, in the event of adverse economic or other business conditions affecting home buying activity in the Company's markets, the Company may be required to reduce prices or provide sales incentives to liquidate its inventory of model or speculative homes. It is also possible that the Company could be required to reduce prices or provide sales incentives sell its model homes at the conclusion of a particular community. Either of these actions, if taken, could have the effect of depressing the Company's gross margin for the relevant periods.

    The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage of completion method to account for revenue from its design-build contracts. At December 31, 1997 and 1998, the Company had backlog under its design-build contracts of approximately $36.4 million and $20.3 million, respectively.

EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES

    Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $60.9 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 8.83% per annum at December 31, 1998. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

    The potential adverse impact of inflation on the Company's rental operations is mitigated by the inclusion of rent adjustment clauses in its longer-term nonresidential leases and by generally requiring tenants to pay their share of operating expenses, including common area maintenance, real property taxes, insurance and utilities. The Company's shorter-term nonresidential leases and its residential leases, which are typically for terms of 6 or 12 months, permit the Company to seek increased rents upon renewal or re-letting of the leased space.

    Management believes that the Company's future homebuilding activities may be affected by fluctuations in interest rates and changing prices. Higher interest rates may decrease the demand for new homes by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to the potential buyers. In addition, the Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily as a result of higher land acquisition and land development costs, as well as higher costs of labor and materials. The Company attempts to pass on to its customers any increase in costs through higher sales prices. There can be no assurance that inflation will not have a material impact on the Company's future results of operations.

VARIABILITY OF RESULTS AND SEASONALITY

    The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others, (i) the timing of home and other property sale closings, (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms, (iii) the timing of receipt of regulatory approvals for the construction of homes and other development projects, (iv) the condition of the real estate market and the general economic conditions in the greater Las Vegas, Salt Lake City, Phoenix, Tuscon and Reno metropolitan areas, (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties, (vi) the timing of the completion of construction of the Company's homes and other portfolio properties and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close new home purchases either prior to the start of a new school year or prior to the end of year holiday season.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130") in June 1997 which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The adoption of SFAS 130, in 1998, did not affect the consolidated financial statements of the Company.

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE RELATED INFORMATION ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131, in 1998, did not affect the consolidated financial statements of the Company.

    In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS--AN AMENDMENT OF SFAS NOS. 87, 88 AND 106 ("SFAS 132"). SFAS 132 standardized the disclosure requirements for pensions and other post-retirement plans, requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain disclosures previously required under SFAS Nos. 87, 88 and 106. SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132, in 1998, did not affect the consolidated financial statements of the Company.

    In June 1998, the FASB issued, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to affect the consolidated financial statements of the Company.

    In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, AND AMENDMENT OF SFAS NO. 65 ("SFAS 134"). SFAS 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134 is not expected to affect the consolidated financial statements of the Company.

YEAR 2000

    The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems which may be affected by certain computerized functions. The Company does not believe the non-computer related systems, whether Y2K compliant or not, will have a material impact on the Company's operations. The Company has contacted or will contact its significant service providers, vendors, suppliers, subcontractors, financial institutions, consultants and various government agencies, to obtain information regarding the assurance of Y2K compliance. However, there can be no guarantee that the systems of others upon which the Co any's systems rely will be Y2K compliant in a timely manner. Failure to convert by an external source or provider or the failure to convert properly would have a material adverse effect on the Company, as would the Company's failure to convert, or convert properly, an internal system.

    The Company has also increased the awareness of the Y2K issue across the Company, assessed the Company's Y2K issues, determined proposed resolutions, validated those proposed resolutions and implemented most system solutions. The Company has substantially completed its assessment of applications within the Company that are not Y2K compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company currently expects to complete all business critical internal hardware and software modification and testing by the end of the second quarter of 1999.

    Given the information known at this time about the Company's systems and such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, it is currently expected that Y2K costs, the majority of which are expected to be incurred in fiscal 1999, will approximate $100,000-$150,000. Current Y2K expenditures have been negligible thus far due to much of the work performed by existing internal staff. Any further costs will be incorporated into the Company's operating plan for fiscal 1999. These costs include incremental personnel costs, consulting costs and costs for the modification of or replacement of existing hardware and software. These costs will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

    Specific factors that might cause such material differences include, but are not limited to, the success of the Company in identifying systems and programs having Y2K issues, the nature and amount of programming required to upgrade or replace the affected programs, the availability and cost of personnel trained in this area and the extent to which the Company might be adversely impacted by third-party (vendors, subcontractors, lenders, bond trustees, etc.) failure to remediate their own Y2K issues. Failure by the Company and/or its vendors and subcontractors and in particular, the local governments, on which the Company is materially dependent to complete Y2K compliance work in a timely manner could have a material adverse effect on the Company's operations. The Company believes that its business operations are not heavily dependent on Y2K compliance of its systems and that, should a reasonably likely worst case Y2K situation occur, the Company, because of the basic nature of its systems, many of which can be executed manually, would not likely suffer material loss or disruption in remedying the situation.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    THE FOREGOING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS SECTIONS CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATION AND ESTIMATES AS TO THE COMPANY'S BUSINESS OPERATIONS, INCLUDING THE INTRODUCTION OF NEW PRODUCTS AND FUTURE FINANCIAL PERFORMANCE, INCLUDING GROWTH IN REVENUES AND NET INCOME AND CASH FLOWS. IN ADDITION, INCLUDED HEREIN THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "PROPOSES," "INTENDS" AND SIMILAR EXPRESSIONS, AS THEY LATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY'S MANAGEMENT, WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IN ADDITION, THE COMPANY SPECIFICALLY WISHES TO ADVISE READERS THAT THE FACTORS LISTED UNDER THE CAPTIONS "LIQUIDITY AND CAPITAL RESOURCES," "EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES" AND OTHER RISK FACTORS INCLUDING BUT NOT LIMITED TO: THE PRIMARY DEPENDENCE ON THE GREATER LAS VEGAS AND PHOENIX AREAS; INSUFFICIENT HISTORY IN GEOGRAPHIC AREAS OTHER THAN LAS VEGAS; RISKS OF HOMEBUILDING AND OTHER REAL ESTATE DEVELOPMENT AND INVESTMENTS; INDEBTEDNESS; POTENTIAL INABILITY TO OBTAIN FUTURE FINANCING; VARIABILITY, ERRATIC WEATHER CONDITIONS AND SEASONALITY OF RESULTS; DEPENDENCE ON KEY PERSONNEL; CONTROL BY CURRENT STOCKHOLDERS; REGULATORY AND ENVIRONMENTAL RISKS; AND EXPANSION INTO NEW MARKETS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DISCUSSED HEREIN AS ANTICIPATED, BELIEVED, ESTABLISHED OR EXPECTED.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit, as necessary, with long-term fixed rate and shorter termed variable rate financing generally secured by real estate. The nature and amount of the Company's debt may vary as a result of business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

    The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations at December 31, 1998 (in thousands):

                                                               YEAR ENDING DECEMBER 31,
                           ------------------------------------------------------------------------------------------------
                                                                                                          FAIR MARKET VALUE
                             1999       2000       2001       2002       2003     THEREAFTER     TOTAL          1998
                           ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------------
Fixed....................  $  31,904  $     131  $   1,483  $      42  $      --   $   7,017   $  40,577      $  41,518
Average int. rate........      14.36%     13.00%     10.13%     10.00%        --%       8.21%      13.13%            --
Variable.................  $  41,669  $   5,826  $     137  $   1,698  $      14   $  11,519   $  60,863      $  60,863
Average int. rate........       8.96%      9.04%      9.55%      9.29%     10.00%       8.15%       8.83%            --

    The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included under Item 14. of Part IV of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On December 9, 1998, the Company dismissed KPMG LLP as the Company's principal accountant and advised KPMG LLP that they would not be engaged to conduct the audit of the Company's financial statements for the fiscal year ended December 31, 1998. KPMG LLP's reports on the financial statements of the Company for the past two fiscal years ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principals.

    During the two most recent fiscal years and the interim periods subsequent to the Company's year ended December 31, 1997, there have been no disagreements with KPMG LLP on any matter of accounting principals or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K, except during the quarter ended September 30, 1998 there was a disagreement as to the proper application of generally accepted accounting principals to a real estate transaction. The disagreement was ultimately resolved to the satisfaction of KPMG LLP without discussion with the Audit Committee of the Board of Directors of the Company. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement.

    The Company provided KPMG LLP with a copy of this disclosure and requested that KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether it agreed or disagreed with the above statements. A copy of KPMG LLP's letter to the SEC, dated December 16, 1998, was filed as Exhibit 16 to the Company's report on Form 8-K, dated December 9, 1998.

    The Company selected Deloitte & Touche, LLP as independent accountants for the Company's fiscal year ended December 31, 1998 to replace KPMG LLP. The Company's Board of Directors approved the selection of Deloitte and Touche, LLP as independent accountants upon the recommendation of the Company's Audit Committee.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers and Directors of the Company as of December 31, 1998:

NAME                                      AGE                                   POSITION(S)
------------------------------------      ---      ---------------------------------------------------------------------
James C. Saxton.....................          62   Chairman of the Board of Directors, Chief Executive Officer and
                                                     President
Douglas W. Hensley..................          44   Executive Vice President of Corporate Development and Services and
                                                     Director
Marc S. Hechter.....................          46   Senior Vice President of Business Affairs and Director
Michele Saxton-Pori.................          30   Executive Vice President and Director
Timothy J. Adams....................          37   Vice President, General Counsel, Secretary and Director
Kirk Scherer........................          40   Executive Vice President of Finance and Chief Financial Officer
Jeffrey A. Pori.....................          32   Vice President of Marketing and Commercial Development
Paul Eisenberg......................          72   Director
Bernard J. Mikell, Jr...............          60   Director
Robert L. Seale.....................          57   Director

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

    DOUGLAS W. HENSLEY has served as Executive Vice President of Corporate Development and Services since August 1998. Prior to that time, Mr. Hensley had been the Chief Financial Officer since March 1990, Executive Vice President since January 1994 and a Director since June 1997. Mr. Hensley joined the Company as Corporate Controller in February 1990. Prior to joining the Company, Mr. Hensley was with Henson, Stewart & Hensley, Certified Public Accountants, for six years, the last three years as a partner.

    MARC S. HECHTER has served as Senior Vice President of Business Affairs since January 1998 and a Director of the Company since June 1997, having served from May 1995 to January 1998 as Senior Vice President of Finance. From July 1993 to May 1995, Mr. Hechter served as a director of Jayne, Hechter and Company, Inc., a consulting firm providing strategic planning and financial advice. In such position, Mr. Hechter served as a financial consultant to the Company from March 1994 to May 1995. Mr. Hechter served as Assistant General Manager of Administration for the Nevada State Industrial Insurance System from December 1991 to July 1993, and as Vice President of Wadhams and Associates, Inc. from August 1990 to December 1991. Mr. Hechter is a past Administrator of the Nevada Housing Division.

    MICHELE SAXTON-PORI, Executive Vice President and a Director, has served the Company in various capacities with increasing levels of responsibility since June 1990. The positions included: planning assistant, planning director, marketing representative, financial analyst, Vice President of Development and as a Director since the Company's formation. Ms. Saxton-Pori is James Saxton's daughter.

    TIMOTHY J. ADAMS has served as General Counsel of the Company since October 1996 and a Director of the Company since June 1997. From July 1987 to September 1996, Mr. Adams was engaged in the private practice of law, most recently as a partner of Adams & Tobler, Ltd. Mr. Adams has acted as counsel to the Company since 1993.

    KIRK SCHERER has served as Executive Vice President of Finance and Chief Financial Officer since August 1998. From July 1995 to August 1998, Mr. Scherer was Treasurer and Chief Financial Officer of Paul-Son Gaming Corporation and from May 1993 to June 1995 Mr. Scherer was Chief Financial Officer of American Nutritional Corporation. Mr. Scherer was in private practice from May 1988 to April 1993.

    JEFFREY A. PORI has served as Vice President of Marketing and Commercial Development of the Company since April 1995. Mr. Pori also serves as President of the Company's licensed real estate brokerage subsidiary. Mr. Pori joined the Company as Leasing Manager in April 1991 and was promoted to Director of Marketing in December 1992. Prior to joining the Company, Mr. Pori served as a sales representative for Nevada Advertising from October 1990 to March 1991. Mr. Pori is married to Michele Saxton-Pori and is James C. Saxton's son-in-law.

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

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is comprised of Messrs. Eisenberg, Mikell and Seale, with Mr. Seale serving as chairman. The Audit Committee is responsible for reviewing the audited financial statements of the Company and making recommendations to the full Board on matters concerning the Company's audits and the selection of independent public accountants.

    The Compensation Committee is comprised of Messrs. Mikell, Eisenberg and Seale, as outside Directors, with Mr. Mikell serving as chairman. The Compensation Committee is responsible for establishing salaries, bonuses and other compensation for the Company's executive officers and administering the Company's Management Stock Option Incentive Plan. See Item 11. "Executive Compensation-- Stock Option Plans--Management Stock Option Incentive Plan."

DIRECTOR COMPENSATION

    Directors do not currently receive any compensation for their services. Directors who are not employees of the Company receive a fee of $625 per Board meeting attended and are reimbursed for certain expenses incurred in attending Board and committee meetings. No fee is payable for participation in Board committee meetings. In addition, such Directors are eligible to participate in the Company's Non-Employee Director Stock Option Plan. See Item 11. "Executive Compensation--Stock Option Plans-- Non-Employee Director Stock Option Plan." Directors who are employees of the Company do not receive additional compensation for service as a Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied, except that Messrs. Scherer, Adams, Seale, Mikell and Eisenberg each filed one late report, each relating, respectively, to one transaction. Mr. Pori and Ms. Saxton-Pori each filed one late report, each relating, respectively, to four transactions. Mr. Larison P. Clark filed one late report relating to two transactions.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth a summary of the compensation paid by the Company in the two fiscal years ended December 31, 1998 and 1997 to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively "Named Executive Officers"). The Named Executive Officers include: (i) each person who served as Chief Executive Officer during 1998 (one person); (ii) each person who (a) served as an executive officer at December 31, 1998, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1998, and (c) received over $100,000 in compensation in 1998 (three persons); (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1998 (0 persons); and
(iv) certain persons who served as executive officers of a subsidiary of the Company (0 persons).

SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                               ------------------------------------------------      AWARDS/PAYMENTS
                                                                 OTHER ANNUAL     SECURITIES UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY      BONUS     COMPENSATION        OPTIONS/SARS(#)      COMPENSATION
-----------------------------  ---------  ---------  ---------  ---------------  -----------------------  -------------
James C. Saxton .............       1998  $ 379,827  $      --     $      --            $      --           $  28,613(3)
  Chairman, President and           1997    341,800         --            --                   --               2,204(1)
  Chief Executive Officer

Douglas W. Hensley ..........       1998     88,779     31,250            --               25,000(5)            5,484(1)
  Executive Vice President of       1997     80,417     33,500            --               25,000               2,204(1)
  Corporate Development and
  Services

Jeffrey A. Pori .............       1998     55,538         --            --               25,000(5)           54,342(4)
  Vice President of Marketing       1997     39,012         --            --               25,000             128,005(2)
  and Commercial Development

Timothy J. Adams ............       1998     82,000     70,000            --                5,000               5,484(1)
  Vice President and General        1997     80,000     40,000            --               25,000               2,204(1)
  Counsel

--------------------------

(1) Medical insurance premiums paid.

(2) Commissions paid.

(3) Medical and life insurance premiums paid.

(4) Commissions and medical insurance premiums paid.

(5) Repriced options originally granted in 1997 and repriced in 1998.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information concerning grants of stock options or stock appreciation rights ("SARs") made to the Named Executive Officers during the fiscal year ended December 31, 1998. During 1998, a total of 401,450 stock options were granted, of which 5,000 were granted to the Named Executive Officers.

                                                            INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                        ----------------------------------------------------------    VALUE AT ASSUMED
                                          NUMBER OF    PERCENT OF TOTAL                             ANNUAL RATES OF STOCK
                                         SECURITIES      OPTIONS/SARS                                PRICE APPRECIATION
                                         UNDERLYING       GRANTED TO       EXERCISE                    FOR OPTION TERM
                                        OPTIONS/SARS     EMPLOYEES IN        PRICE     EXPIRATION   ---------------------
NAME                                     GRANTED(#)       FISCAL YEAR       ($/SH)        DATE        5%($)      10%($)
--------------------------------------  -------------  -----------------  -----------  -----------  ---------  ----------
James C. Saxton.......................           --               --%      $      --           --   $      --  $       --
Douglas W. Hensley....................       25,000(1)           4.8           6.875      1/01/08      99,498     256,737
Jeffrey A. Pori.......................       25,000(1)           4.8           6.875      1/01/08      99,498     256,737
Timothy J. Adams......................        5,000              1.0           5.125      9/10/08      74,171     191,386

------------------------

(1) Options originally granted to Messrs. Hensley and Pori in June 1997 and repriced in January 1998 from $8.25 per share to $6.875 per share.

AGGREGATE OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1998:

                                                                          NUMBER OF SHARES           VALUE OF UNEXERCISED
                                                                       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                                                     OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END(1)
                                     SHARES ACQUIRED      VALUE      --------------------------  ----------------------------
NAME                                   ON EXERCISE      REALIZED     EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-----------------------------------  ---------------  -------------  -----------  -------------  -----------  ---------------
James C. Saxton....................            --              --            --            --     $      --      $      --
Douglas W. Hensley.................            --              --        61,447        25,000        24,591             --
Jeffrey A. Pori....................            --              --         4,090        26,022         1,636            409
Timothy J. Adams...................            --              --         5,000        25,000            --          6,875

------------------------

(1) Amounts calculated by subtracting the exercise price of the options from the value of the underlying Common Stock on December 31, 1998, which was the closing market price on December 31, 1998 of $6.50 per share.

    The following table sets forth certain information concerning stock options which had been previously awarded to the Named Executive Officers and which were repriced during fiscal 1998:

TEN YEAR OPTION/SAR REPRICINGS

                                        SECURITIES                                                        LENGTH OF
                                        UNDERLYING                                                     ORIGINAL OPTION
                                         NUMBER OF    MARKET PRICE OF  EXERCISE PRICE                  TERM REMAINING
                                       OPTIONS/SARS    STOCK AT TIME     AT TIME OF                      AT DATE OF
                                        REPRICED OR   OF REPRICING OR   REPRICING OR    NEW EXERCISE    REPRICING OR
NAME                      DATE          AMENDED(#)     AMENDMENT($)     AMENDMENT($)     PRICE($)(1)      AMENDMENT
------------------  -----------------  -------------  ---------------  ---------------  -------------  ---------------
Douglas W.
  Hensley.........    January 2, 1998       25,000       $   6.875        $    8.25       $   6.875         49 months
Jeffery A. Pori...    January 2, 1998       25,000           6.875             8.25           6.875         49 months

------------------------

(1) Closing price at January 2, 1998; the repricing date.

EMPLOYMENT AGREEMENT

    The Company has entered into a three-year employment agreement with James C. Saxton, the Company's President and Chief Executive Officer, which terminates on March 10, 2000, subject to automatic one-year renewals unless either the Company or Mr. Saxton gives 60 days prior notice to the other of its desire not to renew. Pursuant to the terms of such agreement, Mr. Saxton will be entitled to receive a base salary of $360,000 per year, increasing each year by 3% or such other amount as is determined by the Board of Directors in its discretion, and will receive supplemental life insurance and long-term disability insurance at the Company's expense. Mr. Saxton will also be eligible to receive an annual bonus at the discretion of the Board of Directors. The agreement requires Mr. Saxton to devote his full-time attention and energies to the Company's business and contains restrictive covenants pursuant to which Mr. Saxton has agreed not to compete with the Company, within 90 miles of any location in which the Company or any affiliate is doing business, for a period of one year following termination of his employment if such termination is the result of the Company's termination of Mr. Saxton "for cause" (as such term is defined in the employment agreement), Mr. Saxton's election not to renew the agreement at the end of any term thereof or if Mr. Saxton terminates the agreement for other than "good reason" (as such term is defined in the employment agreement). The agreement further provides that if Mr. Saxton is terminated other than "for cause," Mr. Saxton will be entitled to receive any unpaid compensation accrued through the last day of his employment together with certain severance payments. There were no other employment agreements with Directors or Named Executive Officers of the Company at December 31, 1998.

INDIVIDUAL STOCK OPTION AGREEMENTS

    In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and a consultant under separate letter agreements, including options to purchase 61,447 shares to Douglas W. Hensley and options to purchase 5,112 shares to Jeffrey A. Pori. Options to purchase 23,497 shares lapsed upon termination of certain employees' employment without vesting. In 1998, options to purchase 5,112 shares lapsed upon a certain employee's termination of employment with the Company.

    The options granted to Mr. Hensley vested as to 20% of the shares on December 29, 1995 and as to an additional 30% of the shares on December 29, 1996. The remaining shares underlying Mr. Hensley's options vested on December 29, 1997. As of December 29, 1998, 80% of the remaining options held by others pursuant to such individual stock option grants had vested and the remaining 20% will vest on December 29, 1999. All such options are exercisable from the date of vesting through December 28, 2004, at an exercise price of $6.10 per share, the fair market value of the underlying shares on the date of grant, as determined by the Board of Directors in good faith. The Company intends to register and qualify the additional 250,000 shares underlying the options for resale under federal and state securities laws during the second quarter of 1999.

STOCK OPTION PLANS

MANAGEMENT STOCK OPTION INCENTIVE PLAN

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to purchase Common Stock, up to a maximum of 500,000 shares. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in number of shares subject to stock options under the Option Plan. The increase is subject to majority ratification or approval, in accordance with Section 14 of the Securities Exchange Act of 1934, by the stockholders not later than the next annual meeting of stockholders. Any such additional options granted under the Plan will be subject to such stockholder approval. All officers, employees (including employees who are Directors), consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees will be eligible to receive incentive stock options. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 25,000 shares in any year. As of December 31, 1998, there were 502,150 options outstanding under the Option Plan. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market.

    As of January 2, 1998 the Compensation Committee determined that it would be in the best interests of the Company to offer all option holders the opportunity to elect to reduce the exercise price of existing options from $8.25 per share to $6.875 per share (the closing price of the Company's stock as reported on the Nasdaq Stock Market on January 2, 1998), subject to extension of the five year vesting schedule to commence January 2, 1998. Holders of options for 148,300 shares elected to have their stock options repriced. These options are exercisable for a period of ten years and six months from the date of grant, and vest ratably over a five year period commencing on the date of grant. In the event that the employment of any optionee terminates during the exercise period, the options lapse 30 days following such termination of employment.

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

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

    The Company has also adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of non-qualified options to purchase Common Stock to the members of the Company's Board of Directors who are not employees. The maximum number of shares of Common Stock which are available for issuance under the Director Plan is 50,000. The Director Plan is administered by the Board of Directors.

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

    An "employee stock ownership plan" (as defined in Section 407(d)(6) of Employee Retirement Income Security Act of 1974 ("ERISA") and Section 4975(e)(7) of the Internal Revenue Code) is designed to invest primarily in "qualifying employer securities" of the Company. The account balances of participants in the Profit Sharing Plan transferred to the ESOP Trust were invested by the ESOP Trust in the Company's Common Stock. Thereafter, the Company may make periodic contributions to the ESOP Trust out of its net profits in amounts determined by the Board of Directors, which contributions may be made in cash or in shares of the Company's Common Stock. Amounts contributed in cash will be used to purchase shares of the Company's Common Stock. As of December 31, 1998, the ESOP Trust held 44,142 shares of the Company's Common Stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 12, 1999 with respect to the beneficial ownership of the Company's outstanding Common Stock by
(i) each person or group who was on such date the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each Director of the

Company, (iii) each Named Executive Officer and (iv) all Directors and executive officers of the Company as a group.

                                                                      SHARES
                                                                   BENEFICIALLY       PERCENTAGE OF SHARES
NAME AND ADDRESS(1)                                                OWNED(2)(3)         BENEFICIALLY OWNED
------------------------------------------------------------  ----------------------  ---------------------
James C. and Dorothy J. Saxton (4)..........................          3,737,898                  47.4%
Michele Saxton-Pori.........................................            531,369                   6.7%
Lee-Ann Saxton (5)..........................................            530,964                   6.7%
James C. Saxton II..........................................            530,000                   6.7%
Douglas W. Hensley (5)(6)...................................             69,197                   0.9%
Marc S. Hechter (6).........................................             23,450                     *
Jeffrey A. Pori (6).........................................             10,361                     *
Timothy J. Adams (5)........................................              5,000                     *
Paul Eisenberg..............................................                 --                    --
Bernard J. Mikell, Jr.......................................              1,000                     *
Robert L. Seale.............................................                 --                    --
All Directors and executive officers as a group (10
  persons)(7)...............................................          4,379,275                  55.5%

------------------------

*   Less than 1%.

(1) The address of each beneficial owner of more than five percent of the outstanding Common Stock is 5440 West Sahara Avenue, Third Floor, Las Vegas, Nevada 89146.

(2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares of Common Stock shown.

(3) Includes vested shares allocated to the account of the following individuals and for all Directors and executive officers as a group under the Company's
    ESOP: James C. Saxton-- 5,798 shares; Michele Saxton-Pori-- 1,369 shares; Lee-Ann Saxton-- 964 shares; Douglas W. Hensley-- 2,500 shares, Jeffrey A. Pori-- 1,271 shares; and all Directors and executive officers as a group-- 11,902 shares. ESOP participants have sole discretion as to voting of such allocated shares.

(4) Includes 1,876,848 shares beneficially owned by James C. Saxton and 1,770,000 shares beneficially owned by Mr. Saxton's wife, Dorothy J. Saxton, and 91,050 shares as joint tenants. Mr. and Mrs. Saxton may each be deemed to beneficially own the shares owned by the other.

(5) Does not include 21,228 shares owned by the Company's ESOP Trust which are not currently allocated to the account of any ESOP participants. The voting of such unallocated shares may be directed by Lee-Ann Saxton, Douglas W. Hensley and Timothy J. Adams as members of the ESOP Administrative Committee. Ms. Saxton and Messrs. Hensley and Adams each disclaim beneficial ownership of all such shares.

(6) Represents shares which may be acquired upon exercise of options exercisable within 60 days.

(7) Includes 1,770,000 shares owned by Dorothy J. Saxton and 91,050 shares owned by Dorothy J. Saxton and James C. Saxton as joint tenants, as to which James
    C. Saxton may be deemed to beneficially own, and an aggregate of 103,987 shares which may be acquired by Messrs. Hensley, Hechter and Pori upon the exercise of options exercisable within 60 days. Excludes shares owned by Lee-Ann Saxton and James C. Saxton II, who are not executive officers or Directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to an agreement dated January 10, 1994, the Company agreed to construct and sell an approximately 4,420 square-foot Turtle Stop convenience store ("Turtle Stop") to L.'M.E.D.D., Inc., a privately-held corporation of which Michele Saxton-Pori is a 25% stockholder ("L'MEDD"), for approximately $1.3 million, subject to the Company's arranging permanent financing on behalf of L'MEDD. Under the terms of the agreement, either the Company or L'MEDD had the right to terminate the agreement if permanent financing was not obtained. Financing was not obtained, the sale was not consummated and, on June 18, 1997, the Company terminated the agreement. Pursuant to a lease dated December 1, 1994, the Company leased the property to Operations Management Group ("O"), a corporation owned by the stockholders of L'MEDD (including Ms. Saxton-Pori), on a triple-net basis. Under the terms of the lease, OMG was required to pay basic monthly rent of $13,244 during the initial lease year, adjusted annually to reflect increases in the cost of living. Management believes that the terms of the lease with OMG are comparable to the terms which would have been negotiated with an unaffiliated third-party. At December 31, 1998, OMG was indebted to the Company in the aggregate amount of approximately $405,000, which represented delinquent rent and advances by the Company to OMG for operating capital. The Company assisted in the operation of Turtle Stop by maintaining the store books and records and providing a Company employee to train on-site personnel for no compensation. In March 1998, the Company evicted OMG from the premises after exhaustive efforts to collect the delinquent rent and advances. The Company wrote-off $405,000 during the second quarter of 1998 for such delinquent rent and advances. The property is currently vacant and the collection of the receivable is not probable. The Company plans to sell the property. Management believes that neither the property nor its operations are material to the Company as a whole.

    During the year ended December 31, 1997 and 1998, the Company's working capital needs were augmented through a number of loans from affiliated parties, all of which were approved by a majority of the disinterested members of the Company's Board of Directors. The transactions were as follows:

    On July 1, 1997, the Company entered into an unsecured note payable with James Lanzilotti, a relative of the Company's President and principal stockholder, in the amount of $466,231, bearing interest at 12% payable monthly and a maturity date of July 1, 1998, which was extended to July 1, 1999.

    On August 1, 1997, the Company entered into an unsecured note payable with Paul Eisenberg, a Director of the Company, in the amount of $1,000,000 bearing interest at 12% payable monthly and a maturity date of August 1, 1998, which was extended to August 1, 1999. This note is guaranteed by Mr. and Mrs. James C. Saxton, two of the principal stockholders of the Company.

    On August 27, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $721,000, bearing interest at 18% payable monthly and a maturity date of November 27, 1998, which was extended to August 1, 1999.

    On September 30, 1997, the Company entered into a transaction with James C. Saxton, the Company's President and principal stockholder, in which the Company sold to Mr. Saxton its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000 and the net gain of $255,000 is included in "Other income" on the consolidated statements of income. The sales price consisted of an offset to advances due to Mr. Saxton of $500,000 and a note receivable of $255,000. The note receivable bore interest at 10.25% and matured on September 30, 1998, at which time the receivable was used to apply to other related party notes payable to Mr. Saxton. The receivable is considered paid in full and related party notes payables to Mr. Saxton was reduced by a total of $255,000. The $255,000 was applied to the following two related party notes:

    On October 6, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $420,000, bearing interest at 18%, payable monthly and a maturity date of November 6, 1998. The note was reduced by $166,000 from the transaction as described above and the maturity date was extended to August 1, 1999.

    On October 8, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $400,000, which was paid in full in September 1998 from an offsetting transaction as described above.

    During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,111,560 shares of Common Stock, or approximately 40.6% of its outstanding shares, as collateral for two personal loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million, bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

    In the future, transactions with affiliates of the Company are anticipated to be minimal due in part to the availability of borrowings under the Company's $10.0 million revolving line of credit obtained in February 1998 from a financial institution. The Company will continue to require approval by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  CERTAIN DOCUMENTS FILED AS PART OF FORM 10-K.

                                                                                                             PAGE
                                                                                                          -----------
Independent Auditors' Report............................................................................         F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998............................................         F-3
Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998..................         F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998....         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998..............         F-6
Notes to Consolidated Financial Statements..............................................................         F-8
Former Independent Auditors' Report.....................................................................        F-32

(B) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during or dated for the last quarter of fiscal year ended December 31, 1998:

    Form 8-K dated and filed on September 23, 1998 reporting twelve month earnings since the Company became public on June 24, 1997 (Item 5).

    Form 8-K dated October 8, 1998 and filed on October 28, 1998 reporting a definitive agreement to acquire Diamond Key Homes, Inc. (Item 5).

    Form 8-K dated and filed on November 20, 1998 reporting the change of control of registrant by the pledge of common stock by the Company's President and his wife. The closing of the acquisition of Diamond Key Homes, Inc. was also reported in this Form 8-K (Items 1 and 5).

    Form 8-K/A dated November 20, 1998, filed on January 27, 1999 reporting consolidated pro forma financial statements including Diamond Key Homes, Inc. (Items 2, 5 and 7).

    Form 8-K dated December 9, 1998 and filed on December 16, 1998 reporting a change in certifying accountants and an increase in stock options under the Company's Management Stock Option Incentive Plan (Items 4 and 5).

(C)  EXHIBITS.

  EXHIBIT
  NUMBER       REF.                                                DESCRIPTION
-----------     ---     --------------------------------------------------------------------------------------------------
       2.1         (1)  Plan of Merger between Jim Saxton, Inc. and the Company, dated December 26, 1995, as filed with
                          Nevada Secretary of State on December 29, 1995

       2.2         (1)  Reorganization documents

       3.1         (1)  Articles of Incorporation of the Company

       3.2         (1)  Articles of Merger merging Jim Saxton, Inc. into the Company, as filed with Nevada Secretary of
                          State on December 29, 1995

       3.3         (1)  Bylaws of the Company, as amended

       4.1         (1)  Specimen Common Stock Certificate

       4.2         (1)  Form of Representatives' Warrants

       4.3         (1)  Form of Saxton Warrants

  EXHIBIT
  NUMBER       REF.                                                DESCRIPTION
-----------     ---     --------------------------------------------------------------------------------------------------
      10.1         (1)  Saxton Incorporated Employee Stock Ownership Plan and Trust adopted December 29, 1995

    10.1.1         (1)  Amendment to Saxton Incorporated Employee Stock Ownership Plan and Trust, adopted December 10,
                          1996

      10.2         (1)  Management Stock Option Incentive Plan

      10.3         (1)  Non-Employee Stock Option Plan

      10.4         (1)  1994 Stock Option Agreement between the Company and Douglas W. Hensley

      10.5         (1)  Employment Agreement between the Company and James C. Saxton, dated March 10, 1997

      10.6         (1)  Form of Indemnification Agreement between the Company and each Director and officer of the Company

      10.7         (1)  Tax Indemnification Agreement between the Company and each of James C. Saxton, Dorothy J. Saxton,
                          Michele Saxton-Pori, Lee-Ann Saxton and James C. Saxton II

      10.8         (1)  Indemnification Agreement regarding liability on Company loans between the Company and James C.
                          Saxton and Dorothy J. Saxton

      10.9         (1)  Revolving line of Credit Facility between the Company and Key Bank

     10.10         (2)  Line of credit agreement between the Company and Key Bank dated January 9, 1998

     10.11         (3)  Agreement and Plan of Merger dated as of March 20, 1998 by and among Saxton Incorporated, MIKA
                          Max, Inc., Brian K. Brady and Maxim Homes, Inc.

     10.12         (3)  Employment Agreement dated as of March 20, 1998 between Maxim Homes, Inc. and Brian K. Brady

     10.13         (4)  Stock and Membership Interest Purchase Agreement dated as of October 7, 1998 by and among Saxton
                          Incorporated, Diamond Key Homes, Inc., Diamond Key Construction LLC, Larison P. Clark and Lisa
                          B. Clark

     10.14         (5)  Amendment to Purchase Agreement dated as of October 7, 1998

     10.15         (6)  Letter to SEC from KPMG LLP dated December 16, 1998

     10.16              Promissory Note dated October 14, 1998 between the Company and James C. Saxton

     10.17              Promissory Note dated November 5, 1998 between the Company and James C. Saxton

     10.18              Employment Agreement dated as of November 13, 1998 between Diamond Key Homes, Inc. and Larison P.
                          Clark

      21.1              List of subsidiaries of the Company

      23.1              Former Independent Auditors' Consent for Form S-8

      23.2              Independent Auditors' Consent for Form S-8

        27              Financial Data Schedule

        99         (2)  Independent Auditors' Report--KPMG LLP dated March 24, 1998

------------------------

(1) Filed as part of the Company's Registration Statement on Form S-1 (file No. 333-23927) originally filed on June 24, 1997 and incorporated herein by reference.

(2) Filed as part of Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(3) Filed as part of Form 8-K dated March 20, 1998, filed on April 6, 1998 and incorporated herein by reference.

(4) Filed as part of Form 8-K dated October 8, 1998, filed on October 28, 1998 and incorporated herein by reference.

(5) Filed as part of Form 8-K dated and filed on November 20, 1998 and incorporated herein by reference.

(6) Filed as part of Form 8-K dated December 9, 1998, filed on December 16, 1998 and incorporated herein by reference.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X.

    No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be on its behalf by the undersigned, there unto duly authorized as of March 30, 1999.

                                              SAXTON INCORPORATED
                                                 (REGISTRANT)

                                By:             /s/ JAMES C. SAXTON
                                     ------------------------------------------
                                                  James C. Saxton
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

          NAME                          TITLE                      DATE
-------------------------  -------------------------------  -------------------

                           Chairman of the Board of
   /s/ JAMES C. SAXTON       Directors, President, Chief
-------------------------    Executive Officer and            March 30, 1999
     James C. Saxton         Director (Principal Executive
                             Officer)

 /s/ DOUGLAS W. HENSLEY    Executive Vice President,
-------------------------    Development Corporate            March 30, 1999
   Douglas W. Hensley        Services and Director

                           Executive Vice President of
    /s/ KIRK SCHERER         Finance, Chief Financial
-------------------------    Officer (Principal Financial     March 30, 1999
      Kirk Scherer           Officer)

   /s/ MARC S. HECHTER
-------------------------  Senior Vice President of           March 30, 1999
     Marc S. Hechter         Business Affairs and Director

  /s/ TIMOTHY J. ADAMS
-------------------------  General Counsel and Director       March 30, 1999
    Timothy J. Adams

 /s/ MICHELE SAXTON-PORI
-------------------------  Executive Vice President and       March 30, 1999
   Michele Saxton-Pori       Director

          NAME                          TITLE                      DATE
-------------------------  -------------------------------  -------------------

 /s/ MELODY J. SULLIVAN    Vice President, Chief
-------------------------    Accounting Officer (Principal    March 30, 1999
   Melody J. Sullivan        Accounting Officer)

   /s/ PAUL EISENBERG
-------------------------  Director                           March 30, 1999
     Paul Eisenberg

 /s/ BERNARD J. MIKELL,
           JR.
-------------------------  Director                           March 30, 1999
 Bernard J. Mikell, Jr.

   /s/ ROBERT L. SEALE
-------------------------  Director                           March 30, 1999
     Robert L. Seale

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................         F-3
Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.....................         F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998.......         F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.................         F-6
Notes to Consolidated Financial Statements.................................................................         F-8
Former Independent Auditors' Reports.......................................................................        F-32

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Saxton Incorporated
Las Vegas, Nevada

    We have audited the accompanying consolidated balance sheet of Saxton Incorporated and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of the Company as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years then ended were audited by other auditors whose report, dated March 24, 1998, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Las Vegas, Nevada
March 12, 1999

                              SAXTON INCORPORATED

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                               1997        1998
                                                                                             ---------  ----------
                                          ASSETS
Real estate properties:
  Operating properties, net of accumulated depreciation....................................  $  25,933  $   23,117
  Properties under development.............................................................     21,598      79,418
  Land held for future development or sale.................................................      3,767       1,349
                                                                                             ---------  ----------
    Total real estate properties...........................................................     51,298     103,884
Cash and cash equivalents..................................................................      1,110       1,331
Due from Tax Credit Partnerships...........................................................     17,397      31,997
Construction contracts receivable, net of allowance for doubtful accounts of $398 and $403
  at December 31, 1997 and 1998, respectively..............................................      3,043       8,773
Costs and estimated earnings in excess of billings on uncompleted contracts................      4,115       2,618
Notes receivable...........................................................................      2,884       1,000
Investments in joint ventures..............................................................      3,602       3,577
Due from related parties...................................................................        386         154
Prepaid expenses and other assets..........................................................      6,285      17,661
                                                                                             ---------  ----------
    Total assets...........................................................................  $  90,120  $  170,995
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses......................................................  $  11,376  $   24,892
Tenant deposits and other liabilities......................................................      2,860       6,295
Billings in excess of costs and estimated earnings on uncompleted contracts................      1,791         181
Notes payable..............................................................................     40,610      88,306
Notes payable to related parties...........................................................      2,695      12,016
Long-term capital lease obligations........................................................      1,144       1,118
                                                                                             ---------  ----------
    Total liabilities......................................................................     60,476     132,808
                                                                                             ---------  ----------
Commitments and contingencies (notes 12 and 21)

Stockholders' equity:
  Common stock, $.001 par value. Authorized 50,000,000 shares, issued and outstanding
    7,619,142 shares in 1997 and 7,732,922 shares in 1998                                            8           8
  Preferred stock, $.001 par value. Authorized 5,000,000 shares; no shares issued and
    outstanding                                                                                     --          --
  Additional paid-in capital...............................................................     20,670      21,482
  Retained earnings........................................................................      8,966      16,697
                                                                                             ---------  ----------
    Total stockholders' equity.............................................................     29,644      38,187
                                                                                             ---------  ----------
    Total liabilities and stockholders' equity.............................................  $  90,120  $  170,995
                                                                                             ---------  ----------
                                                                                             ---------  ----------

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED

                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                               1996         1997          1998
                                                                             ---------  ------------  ------------
Revenue:
  Construction revenue, including Tax Credit
    Partnership construction revenue of $36,011, $21,526 and $34,345 for
    the years ended 1996, 1997 and 1998, respectively......................  $  41,875  $     31,707  $     51,524
    Sales of homes.........................................................     12,963        11,058        27,634
    Sales of commercial properties.........................................      4,772        11,540         7,823
    Rental revenue.........................................................      3,922         3,583         3,515
    Other revenue..........................................................        536         1,508         1,676
                                                                             ---------  ------------  ------------
      Total revenue........................................................     64,068        59,396        92,172
                                                                             ---------  ------------  ------------
Cost of revenue:
  Cost of construction, including Tax Credit
    Partnership cost of construction of $27,623, $17,315 and $25,782 for
    the years ended 1996, 1997 and 1998, respectively......................     33,078        26,981        40,863
  Cost of homes sold.......................................................     10,967        10,139        23,754
  Cost of commercial properties sold.......................................      3,444         7,127         7,710
  Rental operating cost....................................................        784           724           815
                                                                             ---------  ------------  ------------
    Total cost of revenue..................................................     48,273        44,971        73,142
                                                                             ---------  ------------  ------------
  Gross profit.............................................................     15,795        14,425        19,030
                                                                             ---------  ------------  ------------
  General and administrative expenses......................................      3,425         2,746         5,042
  Depreciation and amortization............................................      1,079         1,393         1,687
                                                                             ---------  ------------  ------------
      Operating income.....................................................     11,291        10,286        12,301
                                                                             ---------  ------------  ------------
Other income (expense):
  Interest expense, net of interest income of $72, $985 and $1,105 for the
    years ended December 31, 1996, 1997 and 1998 respectively                   (2,748)       (2,101)       (1,232)
  Joint venture earnings (loss)............................................        (43)           16           (25)
                                                                             ---------  ------------  ------------
      Total other expense..................................................     (2,791)       (2,085)       (1,257)
                                                                             ---------  ------------  ------------
      Income before provision for income taxes.............................      8,500         8,201        11,044
Provision for income taxes.................................................      2,517         2,350         3,313
                                                                             ---------  ------------  ------------
      Net income...........................................................  $   5,983  $      5,851  $      7,731
                                                                             ---------  ------------  ------------
                                                                             ---------  ------------  ------------
Earnings Per Common Share:
Basic
Net income............................................................................  $       0.92  $       1.01
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted-average number of common shares outstanding..................................     6,341,879     7,656,189
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted
Net income............................................................................  $       0.92  $       1.01
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted-average number of common shares outstanding assuming dilution................     6,363,219     7,674,119
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (IN THOUSANDS)

                                                                            ADDITIONAL               PARTNERS'
                                                 SHARES                       PAID-IN    RETAINED     CAPITAL
                                               OUTSTANDING   COMMON STOCK     CAPITAL    EARNINGS    (DEFICIT)     TOTAL
                                              -------------  -------------  -----------  ---------  -----------  ---------
Balance at December 31, 1995................        4,933      $       5     $   2,419   $     479   $     790   $   3,693
Contributions...............................           --             --            --          --         256         256
Distributions...............................           --             --        (1,577)         --      (2,064)     (3,641)
Stock issued to Employee Stock Ownership
  Plan......................................           17             --           172        (172)         --          --
Net income..................................           --             --            --       4,793       1,190       5,983
                                                    -----            ---    -----------  ---------  -----------  ---------
Balance at December 31, 1996................        4,950              5         1,014       5,100         172       6,291
Stock issued to Employee Stock Ownership
  Plan......................................           10             --             7          (7)         --          --
Contributions...............................           --             --            --          --         819         819
Distributions...............................           --             --            --          --      (2,321)     (2,321)
Purchase of partnership interests...........           --             --            --          --        (648)       (648)
Issuance of common stock in connection with
  initial public offering...................        2,275              3        17,320          --          --      17,323
Costs charged against the proceeds of the
  initial public offering...................           --             --        (2,321)         --          --      (2,321)
Issuance of 400,000 common stock warrants...           --             --         1,000          --          --       1,000
Issuance of common stock for retirement of
  debt......................................          384             --         3,650          --          --       3,650
Net income..................................           --             --            --       3,873       1,978       5,851
                                                    -----            ---    -----------  ---------  -----------  ---------
Balance at December 31, 1997................        7,619              8        20,670       8,966          --      29,644
Stock issued in connection with acquisition
  of Maxim Homes, Inc.......................           42             --           338          --          --         338
Stock issued in connection with acquisition
  of Diamond Key Homes, Inc.................           72             --           474          --          --         474
Net income..................................           --             --            --       7,731          --       7,731
                                                    -----            ---    -----------  ---------  -----------  ---------
Balance at December 31, 1998................        7,733      $       8     $  21,482   $  16,697   $      --   $  38,187
                                                    -----            ---    -----------  ---------  -----------  ---------
                                                    -----            ---    -----------  ---------  -----------  ---------

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------------
                                                                                         1996        1997        1998
                                                                                       ---------  ----------  ----------
Cash flows from operating activities:
  Net income.........................................................................  $   5,983  $    5,851  $    7,731
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization....................................................      1,079       1,393       1,687
    Gain on sales of commercial properties...........................................     (1,327)     (4,413)       (475)
    Joint venture (earnings) losses..................................................         43         (16)         25
    Changes in operating assets and liabilities:
      Increase in due from Tax Credit Partnerships...................................     (9,562)     (1,182)    (14,600)
      Increase in construction contracts receivable..................................       (390)     (2,070)     (5,723)
      Decrease (increase) in costs and estimated earnings in excess of billings on
        uncompleted contracts........................................................     (1,170)     (1,597)      1,497
      Increase in properties under development.......................................     (2,390)    (11,094)    (46,338)
      Decrease (increase) in prepaid expenses and other assets.......................     (2,012)     (3,413)      2,301
      Increase in accounts payable and accrued expenses..............................      5,243         831      13,516
      Increase (decrease) in billing in excess of costs and estimated earnings on
        uncompleted contracts........................................................        317       1,373      (1,610)
      Increase in tenant deposits and other liabilities..............................        478       1,867       6,115
                                                                                       ---------  ----------  ----------
      Net cash used in operating activities..........................................     (3,708)    (12,470)    (35,874)
                                                                                       ---------  ----------  ----------
Cash flows from investing activities:
  Expenditures for property acquisitions and improvements............................     (7,232)     (7,002)    (14,168)
  Proceeds from sales of commercial properties.......................................      4,772       9,360       4,983
  Decrease (increase) in due from related parties....................................      1,234        (503)        (46)
  Decrease (increase) in notes receivable............................................      2,044        (565)      1,880
  Capital contributions to joint ventures............................................         --      (2,254)         --
  Cash paid to acquire net assets of Maxim Homes, Inc. and Diamond Key Homes, Inc....         --          --     (11,669)
                                                                                       ---------  ----------  ----------
      Net cash provided by (used in) investing activities............................        818        (964)    (19,020)
                                                                                       ---------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable............................................     13,059      43,148      99,933
  Principal payments on notes payable and capital lease obligations..................     (8,194)    (40,760)    (52,394)
  Net increase in notes payable to related parties...................................        931         249       7,576
  Payments to purchase partnership interests.........................................         --      (2,804)         --
  Proceeds from issuance of (payments on) subordinated dividend notes................      1,577      (2,700)         --
  Capital contributions from partners................................................        256         819          --
  Net proceeds from the issuance of common stock.....................................         --      17,323          --
  Distributions paid to partners.....................................................     (3,641)     (2,321)         --
                                                                                       ---------  ----------  ----------
      Net cash provided by financing activities......................................      3,988      12,954      55,115
                                                                                       ---------  ----------  ----------
      Net increase (decrease) in cash and cash equivalents...........................      1,098        (480)        221
Cash and cash equivalents:
  Beginning of year..................................................................        492       1,590       1,110
                                                                                       ---------  ----------  ----------
  End of year........................................................................  $   1,590  $    1,110  $    1,331
                                                                                       ---------  ----------  ----------
                                                                                       ---------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (Continued)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest, net of amounts capitalized.................  $   2,799  $   3,192  $   4,024
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Cash paid during the year for income taxes.........................................  $     171  $   1,395  $   4,947
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

Non-cash financing and investing activities:
  Properties sold in exchange for notes receivable...................................  $      --  $   2,180  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Notes payable issued to acquire real estate properties.............................  $   1,968  $      --  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Capital lease obligations recorded in connection with equipment
    recorded.........................................................................  $     400  $     179  $     120
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Deferred offering costs charged against gross proceeds of initial public
    offering.........................................................................  $      --  $   2,321  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Common stock issued to retire subordinated dividend notes..........................  $      --  $   3,650  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Warrants for common stock issued to reduce subordinated dividend note
    obligations......................................................................  $      --  $   1,000  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Amounts due from related parties offset against subordinated dividend notes in
    satisfaction of the respective obligations.......................................  $      --  $     727  $      --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Common stock issued to acquire net assets of Maxim Homes, Inc......................  $      --  $      --  $     338
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Recognition of revenue for the prior sale of a commercial property which was
    subject to certain conditions....................................................  $      --  $      --  $   2,834
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Amounts due from related parties applied to notes payable to related parties.......  $      --  $      --  $     255
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Common stock issued to acquire net assets of Diamond Key Homes, Inc................  $      --  $      --  $     474
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Cash and Common Stock accrued to be paid in November 1999 in connection with the
    acquisition of Diamond Key Homes, Inc............................................  $      --  $      --  $   2,000
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                              SAXTON INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1997 AND 1998

(1) ORGANIZATION

    The accompanying consolidated financial statements present the financial position and results of operations and cash flow of the company, including the accounts of Saxton Incorporated, formerly Jim Saxton, Inc. ("JSI"), seven general partnerships, three limited partnerships and nine wholly-owned corporations, Big Tyme Food Marts, Inc. ("Big Tyme"), Nevada Housing Opportunities Manager, LLC, RealNet Commercial Brokerage Inc., Chancellor Capital, Tonopah Manager, Inc., Levitz Plaza Manager, Inc., Maxim Homes, Inc. ("Maxim"), HomeBanc Mortgage Corporation, Diamond Key Homes Inc., Diamond Key Construction, LLC ("Diamond Key") and all the partnerships included in the combination (predecessor partnerships) which are, or were before the initial public offering (a defined below) under the common management of Saxton or executive officers of Saxton Incorporated. Such consolidated group is collectively referred to as "Saxton Incorporated and Subsidiaries" ("Saxton" or the "Company"). After the Company's initial public offering in June 1997, the Company owned 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    The names of the predecessor partnerships, which are included in the combined financial statements, are as follows:

Saxton Properties             Novex, LP
                              Levitz Plaza,
LRC, LP                       LP
Sahara West                   SNIC II
Mendenhall & Saxton Partners  LB&S Partners
R & D Partners                TVS

    Because the unaffiliated partners of the partnerships included in the combined financial statements were issued cash for their ownership interests in such partnerships as a result of the business combination, no minority interest is included in the combined financial statements.

INITIAL PUBLIC OFFERING

    On June 24, 1997, the Company completed its initial public offering (the "Offering") of 2,275,000 shares of Common Stock at $8.25 per share. The net proceeds of approximately $17.3 million were used as follows: (i) $8.1 million to repay indebtedness, of which $3.4 million represented indebtedness to the Company's principal stockholders and $1.7 million represented indebtedness to other related parties, (ii) $5.6 million to acquire land for future development,
(iii) $2.8 million to acquire the interests of various third-party partners in certain properties and (iv) approximately $800,000 for development activities and general corporate purposes. Deferred offering costs in connection with the Offering were charged to Stockholders' Equity.

    Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the "Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes, (ii) $3.7 million was repaid through the issuance by the Company of 384,256 shares of Common Stock and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock which lapsed unexercised.

    Concurrent with the sale of the Offering shares, the Company consummated a 1 for 0.51312 reverse stock split and effected a plan of reorganization. All share and per share data included in the accompanying consolidated financial statements give effect to the reverse stock split.

    The Company is engaged in the acquisition, design, development, construction, ownership and operation of real property located in the fast growing markets of Las Vegas, Reno, Salt Lake City, Tucson and Phoenix. The properties consist of industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

    Revenues generated from Nevada, Arizona and Utah as a percentage of total revenues were 82.4%, 8.2% and 9.4% for 1998, respectively. All revenues for 1997 and 1996 were generated from the Company's Nevada operations.

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

    The Company capitalizes interest costs and real estate taxes in connection with properties that are under development. Capitalization of interest costs and real estate taxes is discontinued when a project is substantially complete and ready for its intended use. The Company incurred interest costs of approximately $4,091,000, $4,245,000 and $7,196,000 for the years ended December 31, 1996,
1997 and 1998, respectively, of which the Company capitalized approximately $1,271,000, $1,159,000 and $4,859,000 for the years ended December 31, 1996,
1997 and 1998, respectively.

DEPRECIATION AND AMORTIZATION

    For financial reporting purposes, the Company depreciates its buildings, tenant improvements and furniture and equipment over their estimated useful lives (buildings 31.5 to 40 years, tenant improvements over the term of the related lease, and furniture and equipment 5 to 7 years) using the straight-line method. Leasing costs are capitalized and amortized on a straight-line basis over the term of the lease. Loan fees are deferred and amortized on a straight-line basis (which approximates the effective interest method) over the term of the loan. Capitalized leasing costs and loan fees are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

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

SALE OF PROPERTIES

    Profit is generally recognized on sales of properties at the time escrow is closed provided that (i) there has been a minimum down payment, ranging from a minimum of 1% for home sales and 10% to 25% on commercial properties sold, (ii) the buyer has met adequate continuing investment criteria and (iii) the Company, as the seller, has no continuing involvement in the property. The Company's home sales are generally subject to a one-year warranty. Where the Company has an obligation to complete certain future development, or has other continuing obligations, profit is deferred in the ratio of the cost of development to be completed to the total cost of the property being sold under percentage-of-completion accounting.

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

PER SHARE DATA

    Prior to the Offering, per share data was not relevant and therefore is not presented because the Company's financial statement presentation was of the combined operations of various partnerships and corporations. In connection with Offering, the Company now owns 100% of the economic interest of these partnerships.

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

    The following table reconciles the net income applicable to common stockholders, Basic and Diluted shares and EPS for 1997 and 1998:

                                                YEAR ENDED DECEMBER 31, 1997
                                          -----------------------------------------
                                                                         PER-SHARE
                                               INCOME         SHARES      AMOUNT
                                          -----------------  ---------  -----------
                                           (IN THOUSANDS)
BASIC EPS
Net income applicable to common
  stockholders..........................      $   5,851      6,341,879   $    0.92
                                                                             -----
                                                                             -----
Effect of dilutive securities:
  Stock options.........................             --         21,340
                                                 ------      ---------
DILUTED EPS
Net income applicable to common
  stockholders and assumed
  conversions...........................      $   5,851      6,363,219   $    0.92
                                                 ------      ---------       -----
                                                 ------      ---------       -----

                                                YEAR ENDED DECEMBER 31, 1997
                                          -----------------------------------------
                                                                         PER-SHARE
                                               INCOME         SHARES      AMOUNT
                                          -----------------  ---------  -----------
                                           (IN THOUSANDS)
BASIC EPS
Net income applicable to common
  stockholders..........................      $   7,731      7,656,189   $    1.01
                                                                             -----
                                                                             -----
Effect of dilutive securities:
  Stock options.........................             --         17,930
                                                 ------      ---------
DILUTED EPS
Net income applicable to common
  stockholders and assumed
  conversions...........................      $   7,731      7,674,119   $    1.01
                                                 ------      ---------       -----
                                                 ------      ---------       -----

    The Company had options outstanding to purchase Common Stock that were excluded from the computation of diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for December 31, 1997 and 1998 were 76,100 and 115,650, respectively.

STOCK OPTIONS

    Prior to January 1, 1996, the Company accounted for its stock options in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the disclosure provisions of SFAS 123. See Note 16. The effects of applying SFAS 123, for either recognizing or disclosing compensation cost under such pronouncement, may not be representative of the effects on reported net income for future years.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130") in June 1997 which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The adoption of SFAS 130, in 1998, did not affect the consolidated financial statements of the Company.

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE RELATED INFORMATION ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131, in 1998, did not affect the consolidated financial statements of the Company.

    In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS--AN AMENDMENT OF SFAS NOS. 87, 88 AND 106 ("SFAS 132"). SFAS 132 standardized the disclosure requirements for pensions and other post-retirement plans, requires additional information on changes in the benefit obligations and fair value of plan assets and eliminates certain disclosures previously required under SFAS Nos. 87, 88 and 106. SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132, in 1998, did not affect the consolidated financial statements of the Company.

    In June 1998, the FASB issued, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to affect the consolidated financial statements of the Company.

    In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, AND AMENDMENT OF SFAS NO. 65 ("SFAS 134"). SFAS 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134 is not expected to affect the consolidated financial statements of the Company.

RECLASSIFICATIONS

    Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

(3) ACQUISITIONS

    On March 20, 1998, the Company acquired all of the capital stock of Maxim, a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares at valued $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payment are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash.

    On November 13, 1998, the Company acquired the outstanding capital stock and ownership interests of Diamond Key and certain related entities. The purchase was accounted for using the purchase method of accounting and the price was approximately $10,876,000 paid in cash at closing, approximately $250,000 expected to be paid in 1999, with an additional amount of $2.0 million to be paid 50% in cash and 50% in the Company's Common Stock one year from the date of closing.

    On December 22, 1998, the Company acquired the outstanding capital stock of HomeBanc Mortgage Corporation ("HomeBanc"). The purchase was accounted for using the purchase method of accounting and the price was $474,000 paid in the form of 71,500 shares of Saxton Common Stock at closing.

    Goodwill related to the acquisitions of Maxim, Diamond Key and HomeBanc is amortized over 15 years. The operations of these three acquisitions were included in the Company's Consolidated Statements of Income since their acquisition dates.

    The following represents summary unaudited pro forma information as if the Diamond Key acquisition ("Acquisition") had occurred as of January 1, 1998. The summary unaudited pro forma information below combines the actual results of the Company and the results of Diamond Key before the Acquisition and reflects increased amortization of goodwill, increased interest expense and certain income tax adjustments related to the Acquisition that would have been incurred had the Acquisition occurred on such date. The unaudited summary pro forma information is not necessarily indicative of the results of operations of the Company had the Acquisition occurred on such date, nor is it necessarily indicative of future results. Unaudited pro forma information is as follows (in thousands):

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       --------------------
                                                                         1997       1998
                                                                       ---------  ---------
Pro forma combined net income........................................  $   5,477  $  10,171
Basic earnings per common share......................................  $    0.86  $    1.33

(4) REAL ESTATE OPERATING PROPERTIES

    Real estate operating properties are summarized as follows (in thousands):

                                                                       ACCUMULATED
                                                                       DEPRECIATION
                                                                           AND
                                                              COST     AMORTIZATION     NET
                                                            ---------  ------------  ---------
December 31, 1997:
  Buildings...............................................  $  21,257   $   (2,630)  $  18,627
  Tenant improvements.....................................        886         (154)        732
  Land....................................................      6,574           --       6,574
                                                            ---------  ------------  ---------
                                                            $  28,717   $   (2,784)  $  25,933
                                                            ---------  ------------  ---------
                                                            ---------  ------------  ---------
December 31, 1998:
  Buildings...............................................  $  19,530   $   (3,108)  $  16,422
  Tenant improvements.....................................        761         (188)        573
  Land....................................................      6,122           --       6,122
                                                            ---------  ------------  ---------
                                                            $  26,413   $   (3,296)  $  23,117
                                                            ---------  ------------  ---------
                                                            ---------  ------------  ---------

    Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was approximately $858,000, $635,000 and $730,000, respectively, for the above assets. For further information on real estate properties, see Note 18.

(5) DUE FROM RELATED PARTIES AND DUE FROM TAX CREDIT PARTNERSHIPS

    Amounts due from related parties consist of receivables primarily from stockholders of the Company. The receivables are unsecured, bear no interest and are payable on demand.

    Amounts due from Tax Credit Partnerships relate to developer fees and accrued interest receivable thereon, land acquisition and construction costs receivable pertaining to low-income housing tax credit projects of the Company at various stages of completion. All of the Tax Credit Projects were located in the Las Vegas, Nevada area at December 31, 1998 and 1997 except one project that was under development in Reno, Nevada at December 31, 1998.

    Tax Credit Partnerships are limited partnerships formed for the purpose of constructing, owning and operating eligible low-income housing projects (as defined under Section 42(d) of the Code). The Company generally retains approximately a 1% or less general partnership interest and sells the remaining 99% to a large institutional investor, which in turn, publicly syndicates the interest to third-party purchasers. These third-party purchasers acquire the limited partnership interests to receive tax credits. Amount due from Tax Credit Partnerships will be collected from loan proceeds, contributions from partners and cash flow from operations and consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Developer fees receivable (1)...........................................  $   9,939  $   9,939
Land acquisition and construction costs receivable......................      6,593     21,293
Accrued interest receivable.............................................        865        765
                                                                          ---------  ---------
                                                                          $  17,397  $  31,997
                                                                          ---------  ---------
                                                                          ---------  ---------

------------------------

(1) Developer fees receivable are supported by notes receivable.

(6) NOTES RECEIVABLE

    Notes receivable consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1998
                                                                             ---------  ---------
Promissory notes from nonaffiliated entities, bearing interest ranging
  between 8.5% and 11.0%, secured by deeds of trust, due December 1998.....  $     106  $      --
Promissory note from a nonaffiliated entity, bearing an interest rate of
  10.5%, due in December 1998, secured by deed of trust....................      2,180         --
Promissory notes from nonaffiliated entities, bearing interest ranging between 0% and 14%, with generally no scheduled maturity dates, $19 of
  which are secured by deeds of trust......................................        598      1,000
                                                                             ---------  ---------
                                                                             $   2,884  $   1,000
                                                                             ---------  ---------
                                                                             ---------  ---------

(7) CONSTRUCTION CONTRACTS

    Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $173,000 and $155,000 at December 31, 1997 and 1998, respectively. Based on anticipated completion dates, the 1998 retentions are expected to be collected in 1999.

    Accounts payable and accrued expenses include amounts retained pending subcontract completion aggregating approximately $1,224,000 and $3,060,000 at December 31, 1997 and 1998, respectively.

    Costs and estimated earnings in excess of billings, net on uncompleted contracts are summarized as follows (in thousands):

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                          1997        1998
                                                                       ----------  -----------
Costs incurred to date...............................................  $   61,309  $    98,470
Estimated earnings to date...........................................      17,273       30,694
                                                                       ----------  -----------
                                                                           78,582      129,164
Less billings to date................................................     (76,258)    (126,727)
                                                                       ----------  -----------
Costs and estimated earnings in excess of billings, net..............  $    2,324  $     2,437
                                                                       ----------  -----------
                                                                       ----------  -----------

    Costs and estimated earnings in excess of billings, net, are shown on the accompanying Consolidated Balance Sheets as follows (in thousands):

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1997       1998
                                                                            ---------  ---------
Costs and estimated earnings in excess of billings on uncompleted
  contracts...............................................................  $   4,115  $   2,618
Billings in excess of costs and estimated earnings on uncompleted
  contracts...............................................................     (1,791)      (181)
                                                                            ---------  ---------
Costs and estimated earnings in excess of billings, net...................  $   2,324  $   2,437
                                                                            ---------  ---------
                                                                            ---------  ---------

    The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed on the respective construction contracts. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

(8) INVESTMENTS IN JOINT VENTURES

    The Company participates in several real estate development joint ventures. The joint ventures have projects at various stages of completion and development. The Company provides development and construction services to these joint ventures. The Company's interests in these joint ventures at December 31, 1998, range from up to 1% to 50%. Summary financial information for the joint ventures is as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
FINANCIAL POSITION                                                          1997       1998
------------------------------------------------------------------------  ---------  ---------
Real estate properties..................................................  $  78,734  $  93,937
Other assets............................................................      1,472      3,817
                                                                          ---------  ---------
    Total assets........................................................     80,206     97,754
Notes payable...........................................................     54,137     64,613
Other liabilities.......................................................     19,880     24,717
                                                                          ---------  ---------
    Net assets..........................................................  $   6,189  $   8,424
                                                                          ---------  ---------
                                                                          ---------  ---------
Company's share of net assets...........................................  $   3,602  $   3,577
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
RESULTS OF OPERATIONS                                             1996       1997       1998
--------------------------------------------------------------  ---------  ---------  ---------
Rental revenues for joint ventures............................  $   2,197  $   6,079  $   8,730
Interest expense..............................................     (1,551)    (3,749)    (4,231)
Other expense.................................................     (1,933)    (5,028)    (7,154)
                                                                ---------  ---------  ---------
  Net loss....................................................  $  (1,287) $  (2,698) $  (2,655)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Company's share of net earnings (loss)........................  $     (43) $      16  $     (25)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

(9) PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1997       1998
                                                                           ---------  ---------
Rental and other accounts receivable.....................................  $     640  $     575
Goodwill.................................................................         --      7,877
Development costs........................................................        787      2,598
Deferred tax assets, net.................................................         95         74
Furniture and equipment, net.............................................      1,098      1,379
Option and escrow deposits and impounds..................................      1,215      3,087
Inventories..............................................................      1,164        101
Other assets, primarily prepaid expenses and loan fees...................      1,286      1,970
                                                                           ---------  ---------
                                                                           $   6,285  $  17,661
                                                                           ---------  ---------
                                                                           ---------  ---------

(10) NOTES PAYABLE

    Notes payable, of which approximately $10,606,000 are guaranteed by the two principal stockholders of the Company, consist of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                    --------------------
                                                                                      1997       1998
                                                                                    ---------  ---------
Notes payable to various financial institutions, maturing at dates ranging between
  April 1999 and November 2027. The notes bear interest monthly at various rates ranging between 7.9% and 15.0%. Monthly principal and interest payments approximate $532. The notes are collateralized by first trust deeds on real property........................................................................  $  31,743  $  72,328(1)
Notes payable to various individuals, maturing at dates ranging between June 1999 and November 1999. The notes bear interest at various rates ranging between
  15.0% and 24.0%. Monthly interest payments approximate $244. The notes are
  collateralized by first trust deeds on real property............................      8,720     15,875
Other.............................................................................        147        103
                                                                                    ---------  ---------
                                                                                    $  40,610  $  88,306
                                                                                    ---------  ---------
                                                                                    ---------  ---------

------------------------

(1) Includes notes payable of $45,538,000 maturing at dates ranging between April and December 1999. The notes bear interest monthly at various rates ranging between 8.7% and 10.0%. Monthly principal and interest payments approximate $343,000.

    Approximate principal maturities of notes payable outstanding as of December 31, 1998 are as follows (in thousands):

Year ending December 31,
  1999.........................................       $  61,516
  2000.........................................           5,787
  2001.........................................           1,483
  2002.........................................           1,659
  2003.........................................              --
  Thereafter...................................          17,861
                                                        -------
                                                      $  88,306
                                                        -------
                                                        -------

    Through March 12, 1999, $3,530,000 of notes payable have been refinanced with maturity dates of April 1999 to February 2000 from January 1999 and February 1999. For the remaining notes payable with maturity dates in 1999, management is negotiating refinancing alternatives with the applicable lenders.

    On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined (9.25% at December 31, 1998), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998, the Company had outstanding indebtedness of $975,000 maturing on June 8, 1999 and $882,000 maturing on August 1, 1999 for a total indebtedness of $1,857,000. The Company has available borrowings of $3,143,000 under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants.

    On February 9, 1998, the Company signed a definitive loan agreement for a $10,000,000 revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and matures May 1, 1999. As of December 31, 1998, the Company had outstanding indebtedness of $5,000,000 and available borrowings of $5,000,000 under this agreement.

    During 1997 and 1998, the Company entered into various notes payable representing borrowings from an unaffiliated individual. These notes bear interest and mature on the following dates: $8,590,000 at 20% maturing on September 23, 1999; $1,000,000 at 20% maturing on November 20, 1999; $500,000 at
24% maturing on July 9, 1999; $5,300,000 at 15% maturing on August 1, 1999; and $985,347 at 20% maturing on June 26, 1999.

(11) NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

    Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1999.

    On September 30, 1997, the Company entered into a transaction with the Company's President and principal stockholder, James C. Saxton, in which the Company sold its interest in a joint venture for $755,000. The book value of the Company's interest was $500,000 and the net gain of $255,000 is included in "Other income" on the consolidated statements of income. The sales price consisted of an offset to advances due to the Company's President and principal stockholder of $500,000 and a note receivable of $255,000. The note receivable bore interest at 10.25% and matured on September 30, 1998, at which time the receivable was used to apply to other related party notes payable to Mr. Saxton. The receivable is considered paid in full and related party notes payable to Mr. Saxton was reduced by $255,000.

    During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,111,560 shares of common stock, or approximately 40.6% of its outstanding shares, as collateral for two personal loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7,575,000 bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

(12) LEASE OBLIGATIONS

    The Company is obligated under various capital leases for equipment and vehicles that expire at various dates over the next five years. These equipment and vehicle leases require minimum monthly payments aggregating approximately $34,000 per month with interest rates ranging from 7.9% to 16.5%.

    In addition, the Company is party to a sale and leaseback agreement for a convenience store that the Company constructed and the related land. The lease does not contain a bargain purchase option nor does the lease transfer ownership of the property upon expiration of the lease. The lease is for a 20-year period, which expires in 2015, but the Company has four 5-year options to extend. The land portion of the leaseback has been classified as an operating lease and the building portion of the leaseback has been classified as a capital lease in accordance with SFAS No. 13, ACCOUNTING FOR LEASES. The book value of the land of approximately $709,000 was removed from the accounts and the related gain on the sale of approximately $103,000 was deferred. The deferred gain is being recognized over the lease term. The lease obligation requires monthly minimum lease payments of approximately $16,000 with fixed annual step increases plus contingent rent based on 4% of annual sales in excess of $1,200,000 excluding gasoline sales and gaming revenue.

    At the end of 1996, the Company sold a property to a third-party which the Company leased back under a master lease agreement requiring monthly payments of approximately $20,700 until the property reached a certain level of occupancy. The Company had accounted for this transaction using the deposit method. During 1998, the master lease agreement was terminated and the Company removed the deposit liability of approximately $2,675,000 and recognized the sale of the property of approximately $2,832,000.

    Future minimum lease payments under lease obligations, excluding contingent rents are as follows at December 31, 1998 (in thousands):

                                                                                                CAPITAL    OPERATING
                                                                                      TOTAL     PORTION     PORTION
                                                                                    ---------  ---------  -----------
Year ending December 31:
  1999............................................................................  $     408  $     313   $      95
  2000............................................................................        384        288          96
  2001............................................................................        274        176          98
  2002............................................................................        222        122         100
  2003............................................................................        203        101         102
  Thereafter......................................................................      2,482      1,221       1,261
                                                                                    ---------  ---------  -----------
    Total minimum payments........................................................  $   3,973      2,221   $   1,752
                                                                                    ---------             -----------
                                                                                    ---------             -----------
Amount representing interest (at rates ranging from 7.9% to 16.5%)................                (1,103)
                                                                                               ---------
Long-term capital lease obligations...............................................             $   1,118
                                                                                               ---------
                                                                                               ---------

    Assets leased under capital leases consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1997       1998
                                                                   ---------  ---------
Operating properties.............................................  $     589  $     589
Equipment........................................................        655        671
                                                                   ---------  ---------
                                                                       1,244      1,260
Less accumulated amortization....................................       (253)      (361)
                                                                   ---------  ---------
                                                                   $     991  $     899
                                                                   ---------  ---------
                                                                   ---------  ---------

    Amortization of assets held under capital leases is included with depreciation expense.

(13) SUBORDINATED DIVIDEND NOTES

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

(14) RENTAL INCOME

    Operating properties are leased to tenants under various arrangements classified as operating leases. The leases provide for rent and reimbursement of various common area maintenance charges paid by the Company. Minimum future rentals (excluding percentage rents and renewal options) on non-cancelable leases are as follows (in thousands):

Year ending December 31,
1999...........................................       $   2,475
2000...........................................           2,228
2001...........................................           2,029
2002...........................................           1,333
2003...........................................             901
Thereafter.....................................           6,219
                                                        -------
                                                      $  15,185
                                                        -------
                                                        -------

    Approximately 22%, 23% and 33% for the years ended 1996, 1997 and 1998, respectively, of each year's rental revenue reflected in the accompanying consolidated financial statements is derived from one tenant.

(15) EMPLOYEE STOCK OWNERSHIP PLAN

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

    Participants in the Profit Sharing Plan on December 31, 1995 were immediately eligible to participate in the ESOP. All other employees become eligible to participate in the ESOP on the date coinciding with or next following the date the employee completes one year of service with the Company. Contributions by the Company to the ESOP for the benefit of a participating employee vest over a seven-year period of participation in the ESOP and are held in trust until distributed pursuant to the terms of the ESOP. The Company has made no contributions to the Plan for the years ended 1996, 1997 and 1998.

(16) STOCK OPTIONS

    In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements. In 1995, options to purchase 23,497 shares lapsed without vesting upon certain employees' termination of employment with the Company. In 1998, options to purchase 5,112 shares lapsed upon a certain employee's termination of employment with the Company. Options granted to one officer of the Company vested 20% on December 29, 1995, 30% on December 29, 1996 and 50% on December 29, 1997. The remaining options vest 20% per year on December 29th for five years beginning December 29, 1995. All options are exercisable from the date of vesting through December 28, 2004 at an exercise price of $6.10 per share. No options have been granted after December 1994.

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998 the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase is subject to majority ratification or approval, in accordance with Section 14 of the Securities Exchange Act of 1934, by the stockholders not later than the next annual meeting of stockholders. Any such additional options granted under the Plan will be subject to such stockholder approval. As of December 31, 1998, the Company has outstanding 502,150 stock options to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and December 30, 2008. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employee the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998. Employees holding 148,300 of stock options elected to reprice on January 2, 1998. As of December 31, 1998, stock options had been granted with exercise prices ranging from $5.125 per share to $8.375 per share.

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

    Stock options granted under the Company's Option Plan are qualified stock options that: (1) are generally granted at prices which are equal to the market value of the stock on the date of grant; (2) are subject to a grantee's continued employment with the Company and vest over a five year period; and (3) expire ten years (plus six months for some options granted during 1997) subsequent to the award.

    A summary of the status of the Company's stock options granted under the Option Plan as of December 31, 1997 and 1998 and the activity is presented below:

                                                                                    WEIGHTED-
                                                                                     AVERAGE
                                                                       SHARES    EXERCISE PRICE
                                                                     ----------  ---------------
Outstanding at January 1, 1997.....................................          --     $      --
Granted............................................................     278,500          8.25
Exercised..........................................................          --            --
(Forfeited)........................................................     (52,400)         8.25
                                                                     ----------
Outstanding at end of year.........................................     226,100          8.25
                                                                     ----------
                                                                     ----------
Options exercisable at end of year.................................          --            --
                                                                     ----------
                                                                     ----------

                                                                                    WEIGHTED-
                                                                                     AVERAGE
                                                                       SHARES    EXERCISE PRICE
                                                                     ----------  ---------------
Outstanding at January 1, 1998.....................................     226,100     $    8.25
Granted............................................................     401,450          6.78
Exercised..........................................................          --            --
(Forfeited)........................................................    (125,400)         7.73
                                                                     ----------
Outstanding at end of year.........................................     502,150          6.84
                                                                     ----------
                                                                     ----------
Options exercisable at end of year.................................      10,680          8.05
                                                                     ----------
                                                                     ----------

    The fair value of each option granted during 1998, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: (1) dividend yield of zero; (2) expected volatility of 48.8%; (3) risk-free interest rate of 6.5% for 1998; and (4) expected life of 5 years. The weighted-average fair value of options granted during 1998 was $3.41 and $4.32 for 1997.

    No compensation cost is recorded in the accompanying Consolidated Statements of Income for 1998. Had compensation cost for the Company's 1998 grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for fiscal 1997 and 1998 would approximate the pro forma amounts below (in thousands, except per share amounts):

                                                         DECEMBER 31, 1997         DECEMBER 31, 1998
                                                      ------------------------  ------------------------
                                                      AS REQUIRED   PRO FORMA   AS REPORTED   PRO FORMA
                                                      -----------  -----------  -----------  -----------
Net income applicable to Common Stock...............   $   5,851    $   5,714    $   7,731    $   7,541
Net income per common share:
  Basic EPS.........................................   $    0.92    $    0.90    $    1.01    $    0.98
  Diluted EPS.......................................   $    0.92    $    0.90    $    1.01    $    0.98

    Pro forma information for fiscal 1996 is not presented since the Company was not a public Company until its initial public offering on June 24, 1997.

(17) INCOME TAXES

    Income tax expense in the accompanying consolidated statements of income includes the following amounts for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                               1996       1997       1998
                                                                             ---------  ---------  ---------
Federal:
  Current..................................................................  $   2,573  $   1,498  $   3,364
  Deferred.................................................................        (56)       852       (113)
State:
  Current..................................................................         --         --         55
  Deferred.................................................................         --         --          7
                                                                             ---------  ---------  ---------
    Total..................................................................  $   2,517  $   2,350  $   3,313
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences at December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                               1996       1997       1998
                                                                             ---------  ---------  ---------
Computed "expected" federal income tax expense.............................  $   2,890  $   2,788  $   3,765
Earnings of combined entities not subject to taxation......................       (352)      (496)        --
Other......................................................................        (21)        58       (452)
                                                                             ---------  ---------  ---------
                                                                             $   2,517  $   2,350  $   3,313
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows (in thousands):

                                                                                           1997       1998
                                                                                         ---------  ---------
Deferred tax assets:
  Investment in related party..........................................................  $      78  $      --
  Other................................................................................         17         74
                                                                                         ---------  ---------
    Total deferred tax assets..........................................................         95         74
                                                                                         ---------  ---------
Deferred tax liabilities:
  Depreciation/amortization............................................................        (74)      (247)
  Capitalization of expenses...........................................................       (411)      (419)
  Deferred revenue.....................................................................       (308)        --
                                                                                         ---------  ---------
    Total deferred tax liabilities.....................................................       (793)      (666)
                                                                                         ---------  ---------
Net deferred tax liabilities...........................................................  $    (698) $    (592)
                                                                                         ---------  ---------
                                                                                         ---------  ---------

    The deferred tax liability is included in accounts payable and accrued expenses and the deferred tax asset is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets for 1997 and 1998.

(18) REAL ESTATE PROPERTIES

    Schedule of real estate properties as of December 31, 1998 (in thousands, except dates and life):

                                                                                  COST CAPITALIZED        COST CAPITALIZED AT
                                                                                 SUBSEQUENT TO ACQ.          (GROSS AMOUNT)
                                                                                                            CLOSE OF PERIOD
                                                           INITIAL COST       ------------------------  ------------------------
                                           ENCUM-     ----------------------   IMPROVE-     CARRYING                   BLDG &
DESCRIPTION                     TYPE       BRANCES      LAND     BLDG & IMPR     MENTS        COSTS       LAND(a)      IMPR(a)
----------------------------  ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------
OPERATING PROPERTIES:
  Nellis Express Village....  Retail      $     896   $     151   $      --    $     964    $     104    $     151    $   1,068
  Levitz I..................  Retail          7,355       1,694          --        5,172          661        1,941        5,833
  Furniture Expo............  Retail          2,719         714          --        1,757          237          795        1,994
  Big Tyme..................  Retail             --         104          --          530           59          104          589
  Lev. Pad B (Woody's)......  Retail            464         209          --          283           48          235          331
  Turtle Stop...............  Retail            876         148          --          760           84          148          844
  Sahara /Decatur Ret.......  Retail            485         205          --          392           56          205          448
  Nellis & Stewart..........  Retail            440         269          --          436           65          269          501
  Las Vegas Sun.............  Office          1,040         192          --          810           93          192          903
  SI/Americana..............  Office          1,483         609          --        1,409          188          609        1,597
  GSA.......................  Office          1,032         447          --        1,176          151          447        1,327
  Sahara Vista Bldg. A......  Office          4,224         842          --        3,515          405          842        3,920
  Arcata Park...............  Indus.            865         140          --          843           95          184          938
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
  Sub-total.................                 21,879       5,724          --       18,047        2,246        6,122       20,293
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
PROPERTIES UNDER
  DEVELOPMENT:
  Sahara Vista Bldg. B......  Office          3,263         837          --        4,785          522          839        5,307
  Regency, Lot B & C........  Retail            987         752          --        1,473          221          901        1,694
  Rancho/Vegas..............  Retail            374          83          --          832           85           85          917
  Sunrise Ridge.............  Resid.          1,115         770          --          766           75           45          841
  Silver Springs............  Resid.          6,984       1,488          --       12,782        1,287        1,077       14,069
  Northpark III.............  Indus.          1,200         493          --        1,615          196          493        1,811
  Taylor Ranch..............  Resid.          5,300       3,503          --        1,900          502        3,503        2,402
  Madre Mesa................  Resid.          1,161       2,263          --          660          254        2,074          914
  Sutter Creek..............  Resid.          4,635         988          --        5,797          630          988        6,427
  Kendall Creek.............  Resid.          1,245         810          --        1,458          211          810        1,669
  Seven Hills/LM............  Office            504         840          --           16           79          840           95
  Flamingo-Lindell..........  Office            975       1,550          --          335          175        1,550          510
  Smoke Ranch...............  Office          1,500       2,651          --           32          249        2,651          281
  Wood Ranch................  Resid.          1,577         487          --        1,110          148          487        1,258
  Riverwalk.................  Resid.          2,001         284          --        1,312          148          284        1,460
  Sunrise Pointe............  Resid.             --         388          --           18           38          388           56
  Pueblo Seco...............  Resid.             --         908          --          166          100          908          266
  Apache Junction I.........  Resid.          1,479         620          --          789          131          620          920
  Apache Junction II........  Resid.            634         420          --          349           71          420          420
  Apache Junction III.......  Resid.             --          --          --            4           --           --            4
  Bolero Court..............  Resid.          1,315       1,077          --        1,217          213        1,077        1,430
  Copper Creek..............  Resid.          1,217       1,275          --          183          135        1,275          318
  Castle Rock...............  Resid.          1,226       1,472          --          915          222        1,472        1,137
  Desert Vista I............  Resid.            532         331          --          465           74          331          539
  Desert Vista II...........  Resid.            241       1,351          --           31          128        1,351          159
  El Mirage.................  Resid.             --          --          --           40           --           --           40
  Neely Ranch...............  Resid.            324         141          --          247           36          141          283
  Rancho Cimarron...........  Resid.            104          31          --          104           12           31          116
  Rancho Cimarron II........  Resid.             --          --          --            3           --           --            3
  Rancho Vistoso............  Resid.            146         189          --           --           13          189           13
  Rita Ranch I..............  Resid.          1,341       1,017          --          897          178        1,017        1,075
  Rita Ranch II.............  Resid.             --         622          --           --            2          622            2
  Sonoran Vista I...........  Resid.            467         366          --          209           53          366          262
  Sonoran Vista II..........  Resid.          1,098       1,416          --          336          163        1,416          499
  Stonehenge................  Resid.            398         280          --          138           39          280          177
  Suncliff I................  Resid.            668         273          --          681           89          273          770
  Suncliff III..............  Resid.             --         163          --           11           16          163           27
  Suncliff IV...............  Resid.             --         496          --          163           61          496          224
  Suncliff V................  Resid.             --         696          --           --           47          696           47
  Sunrise Canyon 1..........  Resid.             --         471          --          170           60          471          230
  Sunrise Canyon 2..........  Resid.             --          --          --          106           10           --          116
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
  Sub-total.................                 44,011      31,802          --       42,115        6,673       30,630       48,788
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
LAND HELD FOR DEVELOPMENT
  AND SALE:
  East II Retail............  Land              300         518          --          113           --          631           --
  Flamingo Point, Lot 6.....  Land              131         679          --           39           --          718           --
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
  Sub-total.................                    431       1,197          --          152           --        1,349           --
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
  Total.....................              $  66,321   $  38,723   $      --    $  60,314    $   8,919    $  38,101    $  69,081
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------
                                         -----------  ---------         ---   -----------  -----------  -----------  -----------


                                                     NET BOOK      DATE OF                  LIFE ON WHICH
DESCRIPTION                     TOTAL    ACCM DEPR     VALUE       CONSTR        DATE      DEP IS COMPUTED
----------------------------  ---------  ---------  -----------  -----------     -----     ---------------
OPERATING PROPERTIES:
  Nellis Express Village....  $   1,219  $     321   $     898         1987         1986             40
  Levitz I..................      7,774      1,114       6,660         1991         1990             40
  Furniture Expo............      2,789        378       2,411         1992         1990             32
  Big Tyme..................        693         56         637         1995         1995             20
  Lev. Pad B (Woody's)......        566         59         507         1993         1990             34
  Turtle Stop...............        992        109         883         1994         1987             40
  Sahara /Decatur Ret.......        653         29         624         1996         1995             32
  Nellis & Stewart..........        770         22         748         1996         1995             40
  Las Vegas Sun.............      1,095        346         749         1987         1987             32
  SI/Americana..............      2,206        300       1,906         1991         1991             32
  GSA.......................      1,774        121       1,653         1994         1989             40
  Sahara Vista Bldg. A......      4,762        239       4,523         1996         1989             40
  Arcata Park...............      1,122        204         918         1989         1987             40
                              ---------  ---------  -----------
  Sub-total.................     26,415      3,298      23,117
                              ---------  ---------  -----------
PROPERTIES UNDER
  DEVELOPMENT:
  Sahara Vista Bldg. B......      6,146         --       6,146           --         1997             --
  Regency, Lot B & C........      2,595         --       2,595           --         1991             --
  Rancho/Vegas..............      1,002         --       1,002           --         1990             --
  Sunrise Ridge.............        886         --         886           --         1997             --
  Silver Springs............     15,146         --      15,146           --         1996             --
  Northpark III.............      2,304         --       2,304           --         1997             --
  Taylor Ranch..............      5,905         --       5,905           --         1997             --
  Madre Mesa................      2,988         --       2,988           --         1997             --
  Sutter Creek..............      7,415         --       7,415           --         1997             --
  Kendall Creek.............      2,479         --       2,479           --         1998             --
  Seven Hills/LM............        935         --         935           --         1998             --
  Flamingo-Lindell..........      2,060         --       2,060           --         1998             --
  Smoke Ranch...............      2,932         --       2,932           --         1998             --
  Wood Ranch................      1,745         --       1,745           --         1998             --
  Riverwalk.................      1,744         --       1,744           --         1998             --
  Sunrise Pointe............        444         --         444           --         1998             --
  Pueblo Seco...............      1,174         --       1,174           --         1998             --
  Apache Junction I.........      1,540         --       1,540           --         1998             --
  Apache Junction II........        840         --         840           --         1998             --
  Apache Junction III.......          4         --           4           --         1998             --
  Bolero Court..............      2,507         --       2,507           --         1998             --
  Copper Creek..............      1,593         --       1,593           --         1998             --
  Castle Rock...............      2,609         --       2,609           --         1998             --
  Desert Vista I............        870         --         870           --         1998             --
  Desert Vista II...........      1,510         --       1,510           --         1998             --
  El Mirage.................         40         --          40           --         1998             --
  Neely Ranch...............        424         --         424           --         1998             --
  Rancho Cimarron...........        147         --         147           --         1998             --
  Rancho Cimarron II........          3         --           3           --         1998             --
  Rancho Vistoso............        202         --         202           --         1998             --
  Rita Ranch I..............      2,092         --       2,092           --         1998             --
  Rita Ranch II.............        624         --         624           --         1998             --
  Sonoran Vista I...........        628         --         628           --         1998             --
  Sonoran Vista II..........      1,915         --       1,915           --         1998             --
  Stonehenge................        457         --         457           --         1998             --
  Suncliff I................      1,043         --       1,043           --         1998             --
  Suncliff III..............        190         --         190           --         1998             --
  Suncliff IV...............        720         --         720           --         1998             --
  Suncliff V................        743         --         743           --         1998             --
  Sunrise Canyon 1..........        701         --         701           --         1998             --
  Sunrise Canyon 2..........        116         --         116           --         1998
                              ---------  ---------  -----------
  Sub-total.................     79,418         --      79,418
                              ---------  ---------  -----------
LAND HELD FOR DEVELOPMENT
  AND SALE:
  East II Retail............        631         --         631           --         1996             --
  Flamingo Point, Lot 6.....        718         --         718           --         1990             --
                              ---------  ---------  -----------
  Sub-total.................      1,349         --       1,349
                              ---------  ---------  -----------
  Total.....................  $ 107,182  $   3,298   $ 103,884
                              ---------  ---------  -----------
                              ---------  ---------  -----------

----------------------------------

(a) The basis of the land and building was increased to reflect transactions related to the acquisition of certain partnership interest in connection with the Company's initial public offering.

    The following table reconciles the historical cost of properties from January 1, 1996 through December 31, 1998 (in thousands):

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1997        1998
                                                            ----------  ----------  ----------
Balance at beginning of year..............................  $   33,961  $   41,305  $   54,082
Additions during year:
  Acquisitions, improvements, etc.........................      20,617      28,558      83,979
Deductions during year:
  Cost of real estate sold................................     (13,273)    (15,781)    (30,879)
                                                            ----------  ----------  ----------
Balance at close of year..................................  $   41,305  $   54,082  $  107,182
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The following table reconciles the accumulated depreciation on properties from January 1, 1996 through December 31, 1998 (in thousands):

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Balance at beginning of year.....................................  $   1,995  $   2,497  $   2,784
Additions during year:
  Depreciation for the year......................................        858        635        730
Deductions during year:
  Cost of real estate sold.......................................       (356)      (348)      (216)
                                                                   ---------  ---------  ---------
Balance at close of year.........................................  $   2,497  $   2,784  $   3,298
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

(19) RESIDENTIAL DEVELOPMENT

    The Company's single-family residential development activities during the year ended December 31, 1998 and units planned for sale in future periods as of December 31, 1998 are as follows:

                                                                        NUMBER OF
                                                                        HOMES AT     NUMBER OF HOMES  NUMBER OF HOMES
PROJECT NAME                             HOME TYPE       LOCATION      COMPLETION        SOLD(1)      SOLD IN 1998(2)
--------------------------------------  ------------  --------------  -------------  ---------------  ---------------
NEVADA
Under Development:
                                        Cluster
  Crescendo at Silver Springs.........  homes         Las Vegas               285              --               --
  Sutter Creek........................  Detached      Las Vegas               150               1                1
                                        Cluster
  Sterling at Silver Springs..........  homes         Las Vegas               240              --               --
  Kendall Creek.......................  Townhomes     Sparks                  102              --               --
                                                                            -----             ---              ---
    Total under development.........................................          777               1                1
Planned (5):
                                        Cluster
  Silver Springs Phase A..............  homes         Las Vegas               236              --               --
  Townhomes at Taylor Ranch...........  Townhomes     Las Vegas               102              --               --
                                        Cluster
  Taylor Ranch........................  homes         Las Vegas               253              --               --
  Madre Mesa North....................  Townhomes     Las Vegas               160              --               --
                                        Cluster
  Madre Mesa South....................  homes         Las Vegas               178              --               --
  Sharlands Townhomes.................  Townhomes     Reno                    246              --               --
                                                                            -----             ---              ---
    Total planned...................................................        1,175              --               --
                                                                            -----             ---              ---
    Total Nevada....................................................        1,952               1                1
                                                                            -----             ---              ---
UTAH
Under Development:
  Wood Ranch..........................  Detached      South Jordan             70              57               41
  Riverwalk...........................  Detached      American Fork            13              --               --
                                                      West Valley
  Sunrise Pointe I....................  Detached      City                     77              --               --
                                                                            -----             ---              ---
    Total under development.........................................          160              57               41
Planned (5)
  Murfield............................  Detached      Syracuse                142              --               --
  The Falls at Overlake...............  Detached      Tooele                   49              --               --
  The Landings at Eagle Mountain......  Detached      Eagle Mountain           78              --               --
  West Haven Townhomes................  Townhomes     Roy                     186              --               --
                                                                            -----             ---              ---
  Total planned                                                               455              --               --
                                                                            -----             ---              ---
Total Utah..........................................................          615              57               41
                                                                            -----             ---              ---
ARIZONA
Under Development:
  Amberlea (6)........................  Detached      Phoenix                 129             128               --
  Rancho Cimarron 1...................  Detached      Gilbert                  63              62               --
  Rancho Vistoso......................  Detached      Oro Valley               17              16                3
                                                      Apache
  Sunrise Canyon 1....................  Detached      Junction                250             120               16
                                                      Apache
  Sunrise Canyon 2....................  Detached      Junction                150              32                9
  Bolero Court........................  Detached      Phoenix                 130              43               11
  Copper Creek........................  Detached      Oro Valley               61              14                2
  Castle Rock.........................  Detached      Phoenix                 166              34               --
  Desert Vista 1......................  Detached      Oro Valley               40              32               --
  Rita Ranch 1........................  Detached      Tucson                   72              16                2
  Stonehenge..........................  Detached      Gilbert                  58              54                3
  Suncliff 1..........................  Detached      Peoria                  246             202                6
  Sonoran Vista 1.....................  Detached      Gilbert                 150             145                8
  Sonoran Vista 2.....................  Detached      Gilbert                  24               2               --
                                                                            -----             ---              ---
    Total under development.........................................        1,556             900               60
Planned (5):
  Desert Vista 2......................  Detached      Oro Valley               33              --               --
  Suncliff 3..........................  Detached      Peoria                   28              --               --
  Suncliff 4..........................  Detached      Peoria                  135              --               --
  El Mirage...........................  Detached      El Mirage               653              --               --
  Rita Ranch 2........................  Detached      Tucson                   63              --               --
                                                      Apache
  Sunrise Canyon 3....................  Detached      Junction                 81              --               --
  Pueblo Seco.........................  Townhomes     Mesa                    166              --               --
  Tangerine Hills.....................  Detached      Tucson                  450              --               --
                                                                            -----             ---              ---
    Total planned...................................................        1,609              --               --
                                                                            -----             ---              ---
    Total Arizona...................................................        3,165             900               60
                                                                            -----             ---              ---
Grand Total.........................................................        5,732             958              102
                                                                            -----             ---              ---
                                                                            -----             ---              ---

                                                          ESTIMATED
                                                           AVERAGE
                                        NUMBER OF HOMES   PRICE PER
PROJECT NAME                             IN BACKLOG(3)     HOME(4)
--------------------------------------  ---------------  -----------
NEVADA
Under Development:

  Crescendo at Silver Springs.........            22      $ 111,795
  Sutter Creek........................            37        112,070

  Sterling at Silver Springs..........            11        104,782
  Kendall Creek.......................            --        107,157
                                                 ---
    Total under development...........            70
Planned (5):

  Silver Springs Phase A..............            --        105,000
  Townhomes at Taylor Ranch...........            --         96,350

  Taylor Ranch........................            --        102,377
  Madre Mesa North....................            --         96,500

  Madre Mesa South....................            --        106,000
  Sharlands Townhomes.................            --         96,000
                                                 ---
    Total planned.....................            --
                                                 ---
    Total Nevada......................            70
                                                 ---
UTAH
Under Development:
  Wood Ranch..........................             5      $ 212,359
  Riverwalk...........................             2        170,000

  Sunrise Pointe I....................            --        138,000
                                                 ---
    Total under development...........             7
Planned (5)
  Murfield............................            --        132,000
  The Falls at Overlake...............            --        125,000
  The Landings at Eagle Mountain......            --        120,000
  West Haven Townhomes................            --         95,800
                                                 ---
  Total planned
                                                 ---
Total Utah............................             7
                                                 ---
ARIZONA
Under Development:
  Amberlea (6)........................             1      $ 104,505
  Rancho Cimarron 1...................             1        180,594
  Rancho Vistoso......................            --        206,419

  Sunrise Canyon 1....................            29         94,984

  Sunrise Canyon 2....................             9        103,434
  Bolero Court........................            25         98,062
  Copper Creek........................             2        112,445
  Castle Rock.........................             1        147,037
  Desert Vista 1......................             1        200,744
  Rita Ranch 1........................             6        103,101
  Stonehenge..........................             4        184,642
  Suncliff 1..........................             5         91,023
  Sonoran Vista 1.....................             3        109,276
  Sonoran Vista 2.....................            --        221,689
                                                 ---
    Total under development...........            87
Planned (5):
  Desert Vista 2......................            --        150,000
  Suncliff 3..........................            --         95,000
  Suncliff 4..........................            --         95,000
  El Mirage...........................            --         80,000
  Rita Ranch 2........................            --            N/A

  Sunrise Canyon 3....................            --         95,000
  Pueblo Seco.........................            --         96,500
  Tangerine Hills.....................            --            N/A
                                                 ---
    Total planned.....................            --
                                                 ---
    Total Arizona.....................            87
                                                 ---
Grand Total...........................           164
                                                 ---
                                                 ---

------------------------
(1) "Number of Homes Sold" represents home sales which have closed in current or prior periods for properties under development.

(2) "Number of Homes Sold in 1998" represents home sales since March 1998; the acquisition date for Utah or since November 1998; the acquisition date for Arizona.

(3) "Number of Homes in Backlog" represents homes that have sales contracts but not yet closed.

(4) "Estimated Average Price" represents the average sales price per home of actual homes sold or the proposed offering price of homes to be built in future phases or in development.

(5) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.

(6) The Company has no future interests in these communities, except speculative homes and pre-sold homes in construction as of December 31, 1998.

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES RECEIVABLE, NOTES PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

    The fair value of the Company's notes receivable, notes payable and notes payable to related parties approximates their respective carrying values.

(21) COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its two principal stockholders are guarantors on construction loans relating to the TCPs described in Note 5. Total construction loans payable for these TCPs were approximately $37,076,000 at December 31, 1998.

(22) INFORMATION CONCERNING SEGMENTS

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE RELATED INFORMATION ("SFAS 131"). SFAS 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, SFAS

131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the consolidated financial results of the Company.

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. As of December 31, 1998, the Company has four reportable operating segments: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments an allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments as of or for the years ended December 31, 1996, 1997 and 1998, respectively (in thousands):

                                                                 DECEMBER 31, 1996
                                  -------------------------------------------------------------------------------
                                                                SALES OF       PROPERTY
                                  DESIGN-BUILD                 COMMERCIAL   OPERATIONS AND
                                    SERVICES    HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                                  ------------  -------------  -----------  --------------  ---------  ----------
Revenue.........................   $   41,875     $  12,963     $   4,772     $    3,922    $     536  $   64,068
Costs...........................       33,078        10,967         3,444            784           --      48,273
                                  ------------  -------------  -----------       -------    ---------  ----------
  Gross profit..................   $    8,797     $   1,996     $   1,328     $    3,138    $     536  $   15,795
                                  ------------  -------------  -----------       -------    ---------  ----------
                                  ------------  -------------  -----------       -------    ---------  ----------
Depreciation and amortization
  expense.......................   $       --     $      --     $      --     $      662    $     417  $    1,079
Interest expense................   $       --     $      --     $      --     $   (2,153)   $    (667) $   (2,820)
Interest income.................   $       --     $      --     $      --     $       47    $      25  $       72
Total assets....................   $   19,643     $   5,615     $      --     $   35,766    $   6,933  $   67,957

                                                                 DECEMBER 31, 1997
                                  -------------------------------------------------------------------------------
                                                                SALES OF       PROPERTY
                                  DESIGN-BUILD                 COMMERCIAL   OPERATIONS AND
                                    SERVICES    HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                                  ------------  -------------  -----------  --------------  ---------  ----------
Revenue.........................   $   31,707     $  11,058     $  11,540     $    3,583    $   1,508  $   59,396
Costs...........................       26,981        10,139         7,127            724           --      44,971
                                  ------------  -------------  -----------       -------    ---------  ----------
  Gross profit..................   $    4,726     $     919     $   4,413     $    2,859    $   1,508  $   14,425
                                  ------------  -------------  -----------       -------    ---------  ----------
                                  ------------  -------------  -----------       -------    ---------  ----------
Depreciation and amortization
  expense.......................   $       --     $      --     $      --     $      692    $     701  $    1,393
Interest expense................   $       --     $      --     $      --     $   (2,033)   $  (1,053) $   (3,086)
Interest income.................   $       --     $      --     $      --     $      971    $      14  $      985
Total assets....................   $   25,658     $  14,842     $      --     $   42,962    $   6,658  $   90,120

                                                                 DECEMBER 31, 1998
                                  -------------------------------------------------------------------------------
                                                                SALES OF       PROPERTY
                                  DESIGN-BUILD                 COMMERCIAL   OPERATIONS AND
                                    SERVICES    HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                                  ------------  -------------  -----------  --------------  ---------  ----------
Revenue.........................   $   51,524     $  27,634     $   7,823     $    3,515    $   1,676  $   92,172
Costs...........................       40,863        23,754         7,710            815           --      73,142
                                  ------------  -------------  -----------       -------    ---------  ----------
  Gross profit..................   $   10,661     $   3,880     $     113     $    2,700    $   1,676  $   19,030
                                  ------------  -------------  -----------       -------    ---------  ----------
                                  ------------  -------------  -----------       -------    ---------  ----------
Depreciation and amortization
  expense.......................   $       --     $      62     $      --     $      722    $     903  $    1,687
Interest expense................   $       --     $      (1)    $      --     $   (2,187)   $    (149) $   (2,337)
Interest income.................   $       --     $      --     $      --     $      383    $     722  $    1,105
Total assets....................   $   45,642     $  71,845     $      --     $   48,377    $   5,131  $  170,995

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following tables reflect the Company's unaudited quarterly results of operations (in thousands, except per share amounts):

                                                                  FOR THE THREE MONTHS ENDED
                                             --------------------------------------------------------------------
                                             MARCH 31, 1997  JUNE 30, 1997  SEPTEMBER 30, 1997  DECEMBER 31, 1997
                                             --------------  -------------  ------------------  -----------------
Total revenue..............................   $     16,540    $    16,189      $     12,130        $    14,537
Total cost of revenue......................         12,541         12,028             9,677             10,725
                                             --------------  -------------       ----------     -----------------
  Gross profit.............................          3,999          4,161             2,453              3,812
                                             --------------  -------------       ----------     -----------------
General and administrative expenses........            544            549               783                870
Depreciation and amortization..............            286            337               360                410
                                             --------------  -------------       ----------     -----------------
  Operating income.........................          3,169          3,275             1,310              2,532
                                             --------------  -------------       ----------     -----------------
Total other income.........................           (828)          (622)              (18)              (617)
                                             --------------  -------------       ----------     -----------------
  Income before provision for income
    taxes..................................          2,341          2,653             1,292              1,915
  Provision for income taxes...............            497            944               431                478
                                             --------------  -------------       ----------     -----------------
    Net income.............................   $      1,844    $     1,709      $        861        $     1,437
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
EARNINGS PER COMMON SHARE:
Basic
Net income.................................            N/A    $      0.33      $       0.11        $      0.19
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Weighted-average number of common shares
  outstanding..............................            N/A      5,137,170         7,619,142          7,619,142
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Diluted
Net income.................................            N/A    $      0.33      $       0.11        $      0.19
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Weighted-average number of common share
  outstanding assuming dilution............            N/A      5,137,170         7,640,247          7,642,148
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------

                                                                  FOR THE THREE MONTHS ENDED
                                             --------------------------------------------------------------------
                                             MARCH 31, 1998  JUNE 30, 1998  SEPTEMBER 30, 1998  DECEMBER 31, 1998
                                             --------------  -------------  ------------------  -----------------
Total revenue..............................   $     12,709    $    21,868      $     18,998        $    38,597
Total cost of revenue......................          9,602         16,624            14,937             31,979
                                             --------------  -------------       ----------     -----------------
  Gross profit.............................          3,107          5,244             4,061              6,618
                                             --------------  -------------       ----------     -----------------
General and administrative expenses........            752          1,684             1,164              1,442
Depreciation and amortization..............            391            375               431                490
                                             --------------  -------------       ----------     -----------------
  Operating income.........................          1,964          3,185             2,466              4,686
                                             --------------  -------------       ----------     -----------------
Total other income.........................           (369)          (460)             (534)               106
                                             --------------  -------------       ----------     -----------------
  Income before provision for income
    taxes..................................          1,595          2,725             1,932              4,792
  Provision for income taxes...............            444            895               561              1,413
                                             --------------  -------------       ----------     -----------------
    Net income.............................   $      1,151    $     1,830      $      1,371        $     3,379
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
EARNINGS PER COMMON SHARE:
Basic
Net income.................................   $       0.15    $      0.24      $       0.18        $      0.44
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Weighted-average number of common shares
  outstanding..............................      7,624,310      7,661,422         7,661,422          7,676,965
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Diluted
Net income.................................   $       0.15    $      0.24      $       0.18        $      0.44
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------
Weighted-average number of common share
  outstanding assuming dilution............      7,679,049      7,671,509         7,661,781          7,688,556
                                             --------------  -------------       ----------     -----------------
                                             --------------  -------------       ----------     -----------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Saxton Incorporated:

    We have audited the accompanying consolidated balance sheet of Saxton Incorported and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saxton Incorporated and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG LLP
Las Vegas, Nevada
March 24, 1998