Form 10-K/A
period 1998-12-31
SAXTON INC
filed 1999-05-03
CIK 1014488

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                           Exhibit index in Item 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected financial and operating information for the Company on a historical consolidated basis. The historical consolidated financial and operating information is comprised of the operations, assets and liabilities of the Company and certain properties, which were owned and operated by entities affiliated with and controlled by the Company during the periods presented. These operations and properties were acquired by the Company in connection with the consummation of the Reorganization and the Offering. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere herein.

    This table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial information appearing elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------  PRO FORMA
                                             1994(3)    1995(3)     1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
INCOME STATEMENT DATA (1) (2):
Revenue:
  Construction revenue....................  $  10,863  $  22,090  $  41,875  $   31,707  $   51,524  $   51,524
  Sales of homes..........................         --         --     12,963      11,058      27,634      70,443
  Sales of commercial properties..........      8,072      9,850      4,772      11,540       7,823       7,823
  Rental revenue..........................      3,288      3,531      3,922       3,583       3,515       3,515
  Other...................................        137         99        536       1,508       1,676       2,595
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total revenue.........................     22,360     35,570     64,068      59,396      92,172     135,900
                                            ---------  ---------  ---------  ----------  ----------  ----------
Cost of revenue:
  Cost of construction....................     10,713     18,194     33,078      26,981      40,863      40,863
  Cost of homes sold......................         --         --     10,967      10,139      23,754      61,521
  Cost of commercial properties sold......      6,027      9,373      3,444       7,127       7,710       7,710
  Rental operating cost...................        635        631        784         724         815         815
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total cost of revenue.................     17,375     28,198     48,273      44,971      73,142     110,909
                                            ---------  ---------  ---------  ----------  ----------  ----------
      Gross profit........................      4,985      7,372     15,795      14,425      19,030      24,991
                                            ---------  ---------  ---------  ----------  ----------  ----------
General and administrative expenses.......      1,736      1,957      3,425       2,746       5,042       7,732
Depreciation and amortization.............        745        722      1,079       1,393       1,687       2,079
                                            ---------  ---------  ---------  ----------  ----------  ----------
Operating income..........................      2,504      4,693     11,291      10,286      12,301      15,180
Other income (expense):
  Joint venture earnings (loss)...........          6      1,131        (43)         16         (25)        (25)
  Interest expense........................     (1,972)    (2,393)    (2,820)     (3,086)     (2,337)     (2,371)
  Interest income.........................        497        266         72         985       1,105       1,147
  Gain on sale of residential building
    lots..................................         --         --         --          --          --         793
                                            ---------  ---------  ---------  ----------  ----------  ----------
    Total other expense...................     (1,469)      (996)    (2,791)     (2,085)     (1,257)       (456)
                                            ---------  ---------  ---------  ----------  ----------  ----------
Income before provision for income
  taxes...................................      1,035      3,697      8,500       8,201      11,044      14,724
Income taxes (3)..........................         --         67      2,517       2,350       3,313       4,553
                                            ---------  ---------  ---------  ----------  ----------  ----------
Net income................................  $   1,035  $   3,630  $   5,983  $    5,851  $    7,731  $   10,171
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                            ---------  ---------  ---------  ----------  ----------  ----------

Earnings per share (5):
Basic:
Net income.................................................................  $     0.92  $     1.01  $     1.33
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted-average number of common shares outstanding.......................   6,341,879   7,656,189   7,656,189
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

Diluted:
Net income.................................................................  $     0.92  $     1.01  $     1.33
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted-average number of common shares outstanding assuming dilution.....
                                                                              6,363,219   7,674,119   7,674,119
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                                                           YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------  PRO FORMA
                                              1994       1995       1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS,
                                                        EXCEPT AVERAGE SALES PRICE PER HOME CLOSED)
OPERATING DATA (2):
EBITDA (6)................................  $   3,752  $   6,812  $  13,884  $   13,945  $   16,658  $   21,186
  Interest capitalized....................  $     455  $     355  $   1,271  $    1,159  $    4,859  $    7,165
  Interest included as a component of cost
    of sales and construction.............        N/A        N/A  $   1,485  $    1,265  $    1,590  $    2,805
  Interest expense incurred...............  $   2,427  $   2,748  $   4,091  $    4,245  $    7,196  $    9,536
EBITDA to interest expense incurred.......       1.55       2.48       3.39        3.29        2.31        2.22

Cash flows:
  Used in operating activities............  $  (1,552) $  (1,465) $  (3,708) $  (12,470) $  (35,874)        N/A
  Provided by (used in) investing
    activities............................  $  (1,420) $  (3,317) $     818  $     (964) $  (19,020)        N/A
  Provided by financing activities........  $   2,680  $   5,221  $   3,988  $   12,954  $   55,115         N/A
Single-family homes:
  Closings................................         --         --        173         134         251         634
  Backlog (at year end) (7)...............         --         --         37          --         184         184
  Homes remaining for sale (at year
    end)..................................         --         --          9           2       1,365       1,365
  Aggregate sales value of backlog........  $      --  $      --  $   2,970  $       --  $   19,730  $   19,730
  Average sales price per home closed.....  $      --  $      --  $  74,930  $   82,521  $  110,096  $  111,109
Design-build projects:
  Number of contracts awarded.............         10          4          6           2           3           3
  Backlog (at year end) (8)...............  $  31,464  $  52,075  $  21,130  $   36,420  $   20,338  $   20,338
Portfolio properties:
  Number of properties developed..........          5          3          5           1           4           4
  Number of properties sold...............          7          3          3           3           4           4
  Number of properties owned (at year
    end)..................................         14         14         16          14          14          14

                                                                                                     PRO FORMA
                                              1994       1995       1996        1997        1998      1998(4)
                                            ---------  ---------  ---------  ----------  ----------  ----------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA (2):
  Cash and cash equivalents...............  $      53  $     492  $   1,590  $    1,110  $    1,331  $    1,331
  Real estate properties, net.............     25,154     31,966     38,808      51,298     103,884     103,884
  Total assets............................     35,682     49,580     67,957      90,120     170,995     170,995
  Total debt..............................     31,952     39,969     49,710      44,449     101,440     101,440
  Stockholders' equity....................        908      3,693      6,291      29,644      38,187      38,187

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

(6) Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA") is a supplemental financial measurement used by the Company in the evaluation of its business. EBITDA is calculated by adding interest expense, interest included as a component of cost of sales and construction for such period, income taxes, depreciation and amortization expense to net income. EBITDA excludes the gain on sale of residential building lots and other non-recurring items. EBITDA should not be construed as an alternative to income from operations or cash flows from operating activities (as determined in accordance with GAAP). EBITDA as calculated by the Company may not be comparable to similarly captioned measures used by other companies.

(7) Represents the number of homes subject to pending sales contracts which have not closed.

(8) Represents the uncompleted portion of design-build construction under signed fixed-price contracts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be on its behalf by the undersigned, there unto duly authorized as of April 30, 1999.

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

          NAME                          TITLE                      DATE
-------------------------  -------------------------------  -------------------

                           Chairman of the Board of
   /s/ JAMES C. SAXTON       Directors, President, Chief
-------------------------    Executive Officer and            April 30, 1999
     James C. Saxton         Director (Principal Executive
                             Officer)

 /s/ DOUGLAS W. HENSLEY    Executive Vice President of
-------------------------    Corporate Development and        April 30, 1999
   Douglas W. Hensley        Services and Director

                           Executive Vice President of
    /s/ KIRK SCHERER         Finance, Chief Financial
-------------------------    Officer (Principal Financial     April 30, 1999
      Kirk Scherer           Officer)

   /s/ MARC S. HECHTER
-------------------------  Senior Vice President of           April 30, 1999
     Marc S. Hechter         Business Affairs and Director

  /s/ TIMOTHY J. ADAMS
-------------------------  General Counsel and Director       April 30, 1999
    Timothy J. Adams

 /s/ MICHELE SAXTON-PORI
-------------------------  Executive Vice President and       April 30, 1999
   Michele Saxton-Pori       Director

          NAME                          TITLE                      DATE
-------------------------  -------------------------------  -------------------

 /s/ MELODY J. SULLIVAN    Vice President, Chief
-------------------------    Accounting Officer (Principal    April 30, 1999
   Melody J. Sullivan        Accounting Officer)

   /s/ PAUL EISENBERG
-------------------------  Director                           April 30, 1999
     Paul Eisenberg

 /s/ BERNARD J. MIKELL,
           JR.
-------------------------  Director                           April 30, 1999
 Bernard J. Mikell, Jr.

   /s/ ROBERT L. SEALE
-------------------------  Director                           April 30, 1999
     Robert L. Seale