Form 10-Q
period 1999-03-31
SAXTON INC
filed 1999-05-17
CIK 1014488

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                         or

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

The number of shares of common stock, par value $.001 per share, outstanding as of May 5, 1999 was 7,732,922.

                        SAXTON INCORPORATED AND SUBSIDIARIES
                                     FORM 10-Q

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements

                    Condensed Consolidated Balance Sheets  -
                    December 31, 1998 and March 31, 1999............................      3

                    Condensed Consolidated Statements of Income -
                    Three Months Ended March 31, 1998 and 1999......................      4

                    Condensed Consolidated Statement of  Stockholders'
                    Equity Three Months Ended March 31, 1999......................        5

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1998 and 1999......................    6-7

                    Notes to Condensed Consolidated Financial Statements............      8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................  14-19

           Item 3.  Quantative and Qualitative Disclosures About Market Risk........     19

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings...............................................     20

           Item 2.  Changes in Securities...........................................     20

           Item 3.  Defaults Upon Senior Securities and Use of Proceeds.............     20

           Item 4.  Submission of Matters to a Vote of Security Holders.............     20

           Item 5.  Other Information...............................................     20

           Item 6.  Exhibits and Reports on Form 8-K................................     20

SIGNATURES.......................................................................        21

                                       2

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                        SAXTON INCORPORATED AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share amounts)

                                                                             DECEMBER 31,        MARCH 31,
                                  ASSETS                                         1998              1999
                                                                          -------------------------------------
                                                                                                (unaudited)
Real estate properties:
   Operating properties, net of accumulated depreciation.................    $     23,117       $     22,078
   Properties under development..........................................          79,418             85,814
   Land held for future development or sale..............................           1,349              6,812
                                                                             ------------       ------------
     Total real estate properties........................................         103,884            114,704

Cash and cash equivalents................................................           1,331                863
Due from Tax Credit Partnerships.........................................          31,997             31,634
Construction contracts receivable, net of allowance for doubtful
   accounts of $403 at December 31, 1998 and March 31, 1999..............           8,773              8,657
Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................................           2,618              1,990
Notes receivable.........................................................           1,000              1,451
Investments in joint ventures............................................           3,577              3,622
Due from related parties.................................................             154                145
Prepaid expenses and other assets........................................          17,661             17,747
                                                                             ------------       ------------
         Total assets....................................................    $    170,995       $    180,813
                                                                             ------------       ------------
                                                                             ------------       ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses....................................    $     24,892       $     25,505
Tenant deposits and other liabilities....................................           6,295              6,085
Billings in excess of costs and estimated earnings
   on uncompleted contracts..............................................             181                888
Notes payable............................................................          88,306             96,057
Notes payable to related parties.........................................          12,016             11,111
Long-term capital lease obligations......................................           1,118              1,179
                                                                             ------------       ------------
         Total liabilities...............................................         132,808            140,825

Commitments and contingencies (note 9)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
   shares; issued and outstanding 7,732,922 at December 31, 1998
   and March 31, 1999....................................................               8                  8
Preferred stock, $.001 par value. Authorized 5,000,000
   shares; no shares issued and outstanding..............................               -                  -
Additional paid-in capital...............................................          21,482             21,482
Retained earnings........................................................          16,697             18,498
                                                                             ------------       ------------
         Total stockholders' equity......................................          38,187             39,988
                                                                             ------------       ------------

         Total liabilities and stockholders' equity......................    $    170,995       $    180,813
                                                                             ------------       ------------
                                                                             ------------       ------------

   See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share amounts)
                                    (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            -------------------------------------
                                                                                   1998              1999
                                                                            -------------------------------------
   REVENUE:
      Construction revenue, including Tax Credit
        Partnership construction revenue of $4,230 and $3,913
        for the three months ended March 31, 1998 and 1999, respectively....   $      5,737       $      4,750
      Sales of homes........................................................          2,785             21,671
      Sales of commercial properties........................................          2,834              1,550
      Rental revenue........................................................            924              1,010
      Other revenue.........................................................            429                571
                                                                               ------------       ------------
            Total revenue...................................................         12,709             29,552
                                                                               ------------       ------------

   COST OF REVENUE:
      Cost of construction, including Tax Credit Partnership cost of construction of $3,012 and $2,698 for the three months ended
        March 31, 1998 and 1999, respectively...............................          4,503              3,888
      Cost of homes sold....................................................          2,344             19,074
      Cost of commercial properties sold....................................          2,580              1,006
      Rental operating cost.................................................            175                287
                                                                               ------------       ------------
            Total cost of revenue...........................................          9,602             24,255
                                                                               ------------       ------------

      Gross profit..........................................................          3,107              5,297
                                                                               ------------       ------------
      General and administrative expenses...................................            752              1,866
      Depreciation and amortization.........................................            391                531
                                                                               ------------       ------------
            Operating income................................................          1,964              2,900
                                                                               ------------       ------------

   OTHER EXPENSE:
      Interest expense, net of interest income of $293 and $245 for the
        three months ended March 31, 1998 and 1999, respectively............           (367 )             (295 )
      Joint venture loss....................................................             (2 )               (6 )
                                                                               -------------      ------------
            Total other expense.............................................           (369 )             (301 )
                                                                               -------------      ------------
   Income before provision for income taxes.................................          1,595              2,599
   Provision for income taxes...............................................            444                798
                                                                               ------------       ------------
            Net income......................................................   $      1,151       $      1,801
                                                                               ------------       ------------
                                                                               ------------       ------------

   EARNINGS PER COMMON SHARE:

   BASIC:
   Net income...............................................................   $       0.15       $       0.23
                                                                               ------------       ------------
                                                                               ------------       ------------
   Weighted-average number of common shares outstanding.....................      7,624,310          7,732,922
                                                                               ------------       ------------
                                                                               ------------       ------------

   DILUTED:
   Net income...............................................................   $       0.15       $       0.23
                                                                               ------------       ------------
                                                                               ------------       ------------
   Weighted-average number of common shares outstanding assuming
      dilution..............................................................      7,679,049          7,734,817
                                                                               ------------       ------------
                                                                               ------------       ------------

    See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 1999
                                   (in thousands)

                                                                                ADDITIONAL
                                                 SHARES          COMMON          PAID-IN         RETAINED
                                              OUTSTANDING         STOCK          CAPITAL         EARNINGS         TOTAL
                                            ----------------------------------------------------------------------------------
Balance at December 31, 1998...............          7,733      $         8     $    21,482     $    16,697     $    38,187
Net income for the three months
   ended March 31, 1999 (unaudited)........              -                -               -           1,801           1,801
                                               -----------      -----------     -----------     -----------     -----------

Balance at March 31, 1999 (unaudited)......          7,733      $         8     $    21,482     $    18,498     $    39,988
                                               -----------      -----------     -----------     -----------     -----------
                                               -----------      -----------     -----------     -----------     -----------


    See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                            -------------------------------------
                                                                                  1998               1999
                                                                            -------------------------------------
  Cash flows from operating activities:
  -------------------------------------
     Net income............................................................    $ 1,151             $  1,801
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization.....................................        391                  531
         Gain on sales of commercial properties............................       (254)                (671)
         Joint venture loss................................................          2                    5
         Increase in investments in joint ventures.........................          -                  (50)
         Changes in operating assets and liabilities:
           Decrease (increase) in due from Tax Credit Partnerships.........     (4,971)                 363
           Decrease (increase) in construction contracts receivable........       (846)                 116
           Decrease in costs and estimated earnings in excess of billings
             on uncompleted contracts......................................      2,704                  628
           Increase in properties under development........................     (3,590)             (10,541)
           Decrease (increase) in prepaid expenses and other assets........        587                  (93)
           Increase (decrease) in accounts payable and accrued expenses ...     (1,382)                 613
           Increase (decrease) in billings in excess of costs and
             estimated earnings on uncompleted contracts...................       (662)                 707
           Increase (decrease) in tenant deposits and other liabilities....        123                 (210)
                                                                               -------             ---------

                    Net cash used in operating activities..................     (6,747)              (6,801)
                                                                               -------             ---------

  Cash flows from investing activities:
  -------------------------------------
     Expenditures for property acquisitions and improvements...............     (3,394)              (1,313)
     Proceeds from sales of commercial properties..........................          -                1,550
     Increase in notes receivable from related parties ....................        (19)                 (28)
     Payments from notes receivable from related parties...................          2                   37
     Increase in notes receivable..........................................       (404)                (949)
     Payments from notes receivable........................................        120                  248
     Cash paid to acquire net assets of Maxim Homes, Inc...................       (785)                  -
                                                                               -------             ---------

                    Net cash used in investing activities..................     (4,480)                (455)
                                                                               -------             ---------

Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of notes payable.................................     17,145               26,176
   Payments on notes payable and capital lease obligations.................     (5,286)             (18,483)
   Proceeds from issuance of notes payable to related parties .............        903                  300
   Payments on notes payable to related parties ...........................       (902)              (1,205)
                                                                               -------             ---------

                  Net cash provided by financing activities................     11,860                6,788
                                                                               -------             ---------

                  Net increase (decrease) in cash and cash equivalents.....        633                 (468)
    Cash and cash equivalents:
      Beginning of period..................................................      1,110                1,331
                                                                               -------             ---------

      End of period........................................................    $ 1,743             $    863
                                                                               -------             ---------
                                                                               -------             ---------

    See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                                   (in thousands)
                                    (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                          -------------------------------------
                                                                                 1998              1999
                                                                          -------------------------------------
 Supplemental disclosure of cash flow information:
 -------------------------------------------------
     Cash paid during the period for interest, net of amounts capitalized    $      1,303      $      1,194
                                                                             ------------      ------------
                                                                             ------------      ------------

     Cash paid during the period for income taxes........................    $      2,369      $          9
                                                                             ------------      ------------
                                                                             ------------      ------------

 Non-cash financing and investing activities:
---------------------------------------------
     Common stock issued to acquire net assets of
       Maxim Homes, Inc..................................................    $        338      $          -
                                                                             ------------      ------------
                                                                             ------------      ------------

     Capital lease obligation recorded in connection with equipment
       acquisitions......................................................    $         18      $        119
                                                                             ------------      ------------
                                                                             ------------      ------------

     Recognition of revenue for the prior sale of a commercial
       property which was subject to certain conditions..................    $      2,834      $          -
                                                                             ------------      ------------
                                                                             ------------      ------------

   See accompanying notes to condensed consolidated financial statements.

                         SAXTON INCORPORATED AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

NOTE 1.   DESCRIPTION OF SAXTON INCORPORATED

  Saxton Incorporated ("Saxton" or the "Company") is a leader in the affordable housing industry and a diversified real estate development company operating in the fast growing Las Vegas, Phoenix, Salt Lake City, Reno and Tucson markets. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third-party clients, including tax credit partnerships ("design-build services"); (iii) the design, development and construction of income producing portfolio properties; and
(iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

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

NOTE 2.   ACQUISITIONS

   On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares valued at $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash. No earn-out payments were required or paid for the first quarter of 1999.

   On November 13, 1998, the Company acquired the outstanding capital stock and ownership interests of Diamond Key Homes, Inc. ("Diamond Key") and certain related entities. The purchase was accounted for using the purchase method of accounting and the price was approximately $10.9 million paid in cash at closing, approximately $250,000 expected to be paid in 1999, with an additional amount of $2.0 million to be paid 50% in cash and 50% in the Company's Common Stock one year from the date of closing.

   On December 22, 1998, the Company acquired the outstanding capital stock of HomeBanc Mortgage Corporation ("HomeBanc"). The purchase was accounted for using the purchase method of accounting and the price was $474,000 paid in the form of 71,500 shares of the Company's Common Stock at closing.

   Goodwill related to the acquisitions of Maxim, Diamond Key and HomeBanc is amortized over 15 years. The operations of these three acquisitions were included in the Company's Consolidated Statements of Income since their acquisition dates.

  All revenue was generated from Nevada for the three months ended March 31, 1998. For the three months ended March 31, 1999, 44.5% of total revenue was from Nevada, 42.2% from Arizona and 13.3% from Utah.

NOTE 3.   BASIS OF PRESENTATION

  The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three months ended March 31, 1998 and 1999. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1998, which are included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain reclassifications have been made to conform prior periods with the current period presentation.

  The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The adoption of SFAS 130, in 1998, did not affect the consolidated financial statements of the Company.

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

   In June 1998, the FASB issued, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have an effect on the consolidated financial statements of the Company.

  In October 1998, the FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, AND AMENDMENT OF SFAS NO. 65 ("SFAS 134"). SFAS 134 requires mortgage banking enterprises to classify loans held for sale that they have securitized, based on their intent to sell or hold those investments. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134, in the first quarter of 1999 did not affect the consolidated financial statements of the Company.

NOTE 4.   REAL ESTATE OPERATING PROPERTIES

  Real estate operating properties are summarized as follows (in thousands):

                                                               DECEMBER 31, 1998       MARCH 31, 1999
                                                            -----------------------------------------------
                                                                                         (unaudited)
                Cost:
                 Buildings.................................          $19,530              $18,830
                 Tenant improvements.......................              761                  510
                 Land......................................            6,122                5,867
                                                                     -------              -------
                Real estate operating properties at cost...           26,413               25,207

                   Less accumulated depreciation and
                     amortization..........................           (3,296)              (3,129)
                                                                     -------              -------
                Real estate operating properties, net......          $23,117              $22,078
                                                                     -------              -------
                                                                     -------              -------

  Depreciation expense relating to real estate operating properties for the three months ended March 31, 1998 and 1999 was $178,000 and $167,000, respectively.

NOTE 5.   CONSTRUCTION CONTRACTS

  Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $155,000 at December 31, 1998 and March 31, 1999. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

  Accounts payable and accrued expenses include amounts retained pending subcontract completion, aggregating approximately $3.1 million at December 31, 1998 and $3.3 million at March 31, 1999.

  Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                                               DECEMBER 31, 1998       MARCH 31, 1999
                                                           -----------------------------------------------
                                                                                         (unaudited)
                Costs incurred to date.....................          $  98,470             $ 101,655
                Estimated earnings to date.................             30,694                32,033
                                                                     ---------             ---------
                                                                       129,164               133,688
                Less billings to date......................           (126,727)             (132,586)
                                                                     ---------             ---------
                 Cost and estimated earnings in excess of
                   billings, net...........................          $   2,437             $   1,102
                                                                     ---------             ---------
                                                                     ---------             ---------

  Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                                               DECEMBER 31, 1998       MARCH 31, 1999
                                                            -----------------------------------------------
                                                                                        (unaudited)
                Costs and estimated earnings in excess of
                   billings on uncompleted contracts.......          $2,618                $1,990
                Billings in excess of costs and estimated
                   earnings on uncompleted contracts.......            (181)                 (888)
                                                                     ------                ------
                Costs and estimated earnings in excess of
                   billings, net...........................          $2,437                $1,102
                                                                     ------                ------
                                                                     ------                ------

  The asset "Costs and estimated earnigns in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE 6.   PREPAID EXPENSES AND OTHER ASSETS

  Prepaid expenses and other assets consist of the following (in thousands):

                                                                   DECEMBER 31, 1998       MARCH 31, 1999
                                                                 ---------------------- ----------------------
                                                                                            (unaudited)
    Rental and other accounts receivable...................              $   575               $   650
    Goodwill...............................................                7,877                 7,770
    Development costs......................................                2,598                 2,531
    Deferred tax assets, net...............................                   74                    95
    Furniture and equipment, net...........................                1,379                 1,425
    Option and escrow deposits and impounds................                3,087                 3,301
    Inventories............................................                  101                   112
    Other assets, primarily prepaid expenses and loan fees.                1,970                 1,863
                                                                         -------               -------
                                                                         $17,661               $17,747
                                                                         -------               -------
                                                                         -------               -------

NOTE 7.   NOTES PAYABLE

    Notes payable consist of the following (in thousands):

                                                                                   DECEMBER 31,          MARCH 31,
                                                                                        1998                1999
                                                                                   -------------      -------------
                                                                                                      (unaudited)
    Notes payable to various financial institutions, maturing at dates ranging between April 1999 and November 2027. The notes bear interest
      monthly at various rates ranging from 7.9% to 13.0%. (1)(2)(3).............     $72,328             $78,682

    Notes payable to various individuals, maturing at dates ranging between June
      1999 and March 2000. The notes bear interest at various rates
      ranging from 15.0% to 24.0%................................................      15,875              17,375

    Other........................................................................         103                  -
                                                                                      -------             -------
                                                                                      $88,306             $96,057
                                                                                      -------             -------
                                                                                      -------             -------

   (1) On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and matures May 1, 1999. As of December 31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $5.0 million and $7.9 million, respectively, and available borrowings of $5.0 million and $2.1 million, respectively, under this agreement.

   (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution.
Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined in the Agreement (9.25% at December 31, 1998 and March 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December
31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

   (3) Through April 30, 1999, $3.2 million of notes payable maturing in April 1999 have been extended with new maturity dates ranging from June 1999 to February 2000. For the remaining notes payable with maturity dates in 1999, management is negotiating refinancing alternatives with the applicable lenders.

   During 1997, 1998 and 1999, the Company entered into various notes payable representing borrowings from an unaffiliated individual. These notes bear interest and mature on the following dates: $7.6 million at 20% maturing on September 23, 1999; $1.0 million at 20% maturing on November 20, 1999; $1.0 million at 20% maturing on

March 17, 2000; $500,000 at 24% maturing on July 9, 1999; $1.0 million at 24%
maturing on September 3, 1999; $5.3 million at 15% maturing on August 1, 1999; and $985,347 at 20% maturing on June 26, 1999.

NOTE 8.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

  Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1999.

  During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,111,560 shares of Common Stock, or approximately 40.6% of its outstanding shares, as collateral for two loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE 9.   EARNINGS PER COMMON SHARE

    As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):

                                  THREE MONTHS ENDED MARCH 31, 1998              THREE MONTHS ENDED MARCH 31, 1999
                           -----------------------------------------------------------------------------------------------
                                                             PER-SHARE                                       PER-SHARE
                               INCOME          SHARES         AMOUNT          INCOME          SHARES          AMOUNT
                           -----------------------------------------------------------------------------------------------
Net income.................   $     1,151                                    $     1,801

BASIC EPS
Income applicable to
  common stockholders......         1,151       7,624,310     $     0.15           1,801      7,732,922      $     0.23
                               ----------      ----------     ----------      ----------      ----------     ----------
                                                              ----------                                     ----------
Effect of dilutive
securities:
Stock options..............             -          54,739                              -          1,895
                               ----------      ----------                     -----------     ----------

DILUTED EPS
Income applicable to
  common stockholders
  and assumed conversions..   $     1,151      $7,679,049     $     0.15     $     1,801       7,734,817     $     0.23
                               ----------      ----------     ----------      ----------      ----------     ----------
                               ----------      ----------     ----------      ----------      ----------     ----------

   The Company had options outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for March 31, 1998 and 1999 were 51,050 and 419,450, respectively.

NOTE 10.   MANAGEMENT STOCK OPTION PLAN

  On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase is subject to majority ratification or approval, in accordance with Section 14 of the Securities Exchange Act of 1934, by the stockholders not later than the next annual meeting of stockholders. Any such additional options granted under the Plan will be subject to such stockholder approval. As of March 31, 1999, the Company had outstanding 441,100 stock options to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and March 31, 2009. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employees the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998.

Employees holding 148,300 of stock options elected to reprice on January 2, 1998. As of March 31, 1999, stock options had been granted under the Option Plan with exercise prices ranging from $5.125 per share to $8.375 per share.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

  The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $37.1 million and $43.1 million at December 31, 1998 and March 31, 1999, respectively.

NOTE 12.   INFORMATION REGARDING BUSINESS SEGMENTS

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

  The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three months ended March 31, 1998 and 1999, respectively (in thousands):

                                                                  MARCH 31, 1998
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $     5,737      $     2,785    $      2,834     $        924     $     429     $  12,709
Costs.....................          4,503            2,344           2,580              175             -         9,602
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $     1,234      $       441    $        254     $        749     $     429     $   3,107
                              -----------      -----------    ------------     ------------     ---------     ---------
                              -----------      -----------    ------------     ------------     ---------     ---------

Depreciation and
   amortization expense...    $         -      $         -    $          -     $        168     $     223     $     391

Interest expense..........    $         -      $         -    $          -     $       (501 )   $    (159)    $    (660)
Interest income...........    $         -      $         -    $          -     $        198     $      95     $     293

Total assets..............    $    27,851      $    20,380    $          -     $     39,803     $  10,852     $  98,886

                                                                  MARCH 31, 1999
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $     4,750      $    21,671    $      1,550     $      1,010     $     571     $  29,552
Costs.....................          3,888           19,074           1,006              287             -        24,255
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $       862      $     2,597    $        544     $        723     $     571     $   5,297
                              -----------      -----------    ------------     ------------     ---------     ---------
                              -----------      -----------    ------------     ------------     ---------     ---------
Depreciation and
   amortization expense...    $         -      $       126    $          -     $        158     $     247     $     531

Interest expense..........    $         -      $       (29)   $          -     $       (511)                  $    (540)
                                                                                                $       -
Interest income...........    $         -      $         -    $          -     $        223     $      22     $     245

Total assets..............    $    43,039      $    81,530    $          -     $     48,061     $   8,183     $ 180,813


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  REVENUE.    Total revenue was $29.6 million for the three months ended
March 31, 1999, representing a $16.8 million, or 132.5%, increase from $12.7 million for the three months ended March 31, 1998. The increase was primarily due to an increase of $18.9 million, or 678.1%, in sales of homes to $21.7 million in the first three months of 1999 compared to $2.8 million in the first three months of 1998. The 190 single-family home closings for the first three months of 1999 represented an increase of 476.0%, compared to the 33 closings for the first three months of 1998. Home closings for the three months ended March 31, 1999 included 60 in Nevada, 18 in Utah and 112 in Arizona. In the first three months of 1998, all home closings were in Nevada. Construction revenue for the first three months of 1999 was $4.8 million, a decrease of $987,000, or 17.2%, from $5.7 million during the first three months of 1998. The decrease was primarily due to the Company's increased focus on homebuilding operations. Sale of commercial properties was $1.6 million for the three months ended March 31, 1999 compared to $2.8 million for the three months ended March 31, 1998. One commercial property was sold during each period. Rental and other revenue increased to $1.6 million for the three months ended March 31, 1999, a 16.9% increase over the $1.4 million in the comparable period of the prior year. The increase was primarily due to loan related revenue from HomeBanc Mortgage Corporation, an affiliate of Diamond Key Homes, Inc. ("Diamond Key"), which was acquired in December 1998.

  COST OF REVENUE.   Total cost of revenue was $24.3 million for the three
months ended March 31, 1999, representing a $14.7 million, or 152.6%, increase from $9.6 million for the three months ended March 31, 1998. Cost of revenue for the three months ended March 31, 1999 as a percentage of revenue was 82.1%, compared to 75.6% for the three months ended March 31, 1998. The increase was primarily due to the higher cost basis of the commercial property sold in 1999 and an increase in overhead allocation due to the Company's increased homebuilding operations during 1999.

  GROSS PROFIT. Gross profit as a percent of revenue decreased to 17.9% for the three months ended March 31, 1999 from 24.4% for the comparable period in 1998. Gross margins on the sales of homes decreased to 12.0% in the first three months of 1999 compared to 15.8% in the first three months of 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross profit margin on home closings from Diamond Key in the first three months of 1999 was 13.9%. Diamond Key was acquired in November 1998. Gross margin on construction revenue decreased to 18.1% in the three months ended March 31, 1999, compared to 21.5% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margin on commercial properties sold in the three months ended March 31, 1999 increased to 35.1% from 9.0% in the three months ended March 31, 1998. In the first three months of 1999, one retail commercial property was sold, which yielded a higher gross profit margin than the one rental property that was sold in the same period of 1998.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.9 million for the three months ended March 31, 1999, representing a $1.1 million, or 148.1%, increase from $752,000 for the three months ended March 31, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenue, including the acquisitions of Diamond Key and Maxim. Of this increase, $261,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended March 31, 1999 compared to the same period in 1998. The Company added 14 projects in Arizona and two in Utah during the first quarter of 1999. In addition, accounting, legal and other professional fees increased $259,000, vehicle, equipment and repairs and maintenance expense increased $145,000 and rent, utility, travel and other general office expenses increased $405,000. As a result, general and administrative expenses as a percentage of total revenue was 6.3% for the three months ended March 31, 1999 as compared to 5.9% for the three months ended March 31, 1998.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $531,000 for the three months ended March 31, 1999, representing a $140,000, or 35.8%, increase from $391,000 for the three months ended March 31, 1998. The increase was primarily due to goodwill amortization expense of $145,000 for the three months ended March 31, 1999 for Diamond Key, Maxim and HomeBanc Mortgage Corporation, which were acquired in 1998 utilizing the purchase method of accounting. This increase was partially offset by a $29,000 decrease in depreciation expense due to a decrease in the cost basis of properties due to operating properties and equipment sold in prior periods.

  INTEREST EXPENSE, NET.   Interest expense, net, was $295,000 for the three
months ended March 31, 1999, representing a $72,000 or 19.6%, decrease from $367,000 for the three months ended March 31, 1998. The decrease was primarily the result of a $120,000 decrease in interest expense due to increased interest capitalization, partially offset by a $52.0 million increase in debt, a portion of which was used in connection with the 1998 acquisitions. Interest income decreased $48,000, or 16.4%, for the three months ended March 31, 1999 compared to the same period in 1998, due to a decrease in notes receivable to $1.5 million at March 31, 1999 from $3.2 million at March 31, 1998.

  INCOME BEFORE PROVISION FOR INCOME TAXES.   As a result of the foregoing
factors, income before provision for income taxes was $2.6 million for the three months ended March 31, 1999, representing a $1.0 million, or 62.9%, increase from $1.6 million for the three months ended March 31, 1998. Income before provision for income taxes as a percentage of total revenue was 8.8% for the three months ended March 31, 1999 as compared to 12.6% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt, including loans from affiliates and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from some or all of these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with cash on hand at March 31, 1999 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is exploring the refinancing of these and other indebtedness through the issuance of up to $50.0 million of longer term notes during 1999. There can be no assurance that the Company will be able to do so.

  During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,111,560 shares of Common Stock, or approximately 40.2% of the Company's outstanding shares at March 31, 1999, as collateral for two personal loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on August 1, 1999.
The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

    On February 9, 1998, the Company signed a definitive loan agreement for a $10.0 million revolving line of credit with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and

$5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and matures May 1, 1999. As of December 31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $5.0 million and $7.9 million, respectively, and available borrowings of $5.0 million and $2.1 million, respectively, under this agreement.

  On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined in the Agreement (9.25% at December 31, 1998 and March 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants.

  OPERATING ACTIVITIES. Net cash used in operating activities was $6.8 million for the three months ended March 31, 1999 compared to $6.7 million for the three months ended March 31, 1998. The increase in net cash used in operating activities was primarily due to the increase in properties under development related to single-family homes. The number of home developments increased to 35 for $67.3 million at March 31, 1999 from 10 for $20.0 million at March 31, 1998. This increase was partially offset by a $363,000 collection of amounts Due from Tax Credit Partnerships during the three months ended March 31, 1999 compared to a $5.0 million increase in the receivable during the three months ended March 31, 1998.

  INVESTING ACTIVITIES. Net cash used in investing activities was $455,000 for the three months ended March 31, 1999 and $4.5 million for the three months ended March 31, 1998. The decrease was primarily due to a reduction in expenditures for property and land acquisitions, improvements and proceeds received from the sale of a commerical property during the three months ended March 31, 1999 while no commercial properties were sold during the three months ended March 31, 1998.

  FINANCING ACTIVITIES. Net cash provided by financing activities was $6.8 million for the three months ended March 31, 1999 compared to $11.9 million for the three months ended March 31, 1998. The decrease in cash provided by financing activities was primarily due to reduced net borrowings of $7.7 million during the quarter ended March 31, 1999 compared to $11.9 million during the quarter ended March 31, 1998.

  Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------
                                                                          1998                1999
                                                                  -----------------------------------------
              Interest incurred:
                 Residential......................................   $          515       $        2,169
                 Commercial.......................................              622                  601
                                                                     --------------       --------------
                   Total incurred.................................   $        1,137       $        2,770
                                                                     --------------       --------------
                                                                     --------------       --------------

              Interest expensed:
                 Residential......................................   $          133       $          29
                 Commercial                                                     527                  511
                                                                     --------------       --------------
                   Total expensed.................................   $          660       $          540
                                                                     --------------       --------------
                                                                     --------------       --------------

              Interest capitalized at end of period:
                 Residential......................................   $          382       $        2,140
                 Commercial.......................................               95                   90
                                                                     --------------       --------------
                   Total interest capitalized.....................   $          477       $        2,230
                                                                     --------------       --------------
                                                                     --------------       --------------

  Properties under development and land held for future development or sale increased $11.9 million from $80.7 million at December 31, 1998 to $92.6 million at March 31, 1999.

   The Company anticipates that during the next twelve months portfolio projects in development will cost approximately $351,000 in the aggregate, substantially all of which the Company plans to finance through construction loans. The Company also anticipates that it will spend approximately $3.9 million for planned portfolio projects during the next twelve months. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property.

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

  The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at March 31, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

BACKLOG

  The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At March 31, 1999, the Company had 316 homes in backlog, representing an aggregate sales value of approximately $33.9 million.

  The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At March 31, 1999, the Company had backlog under its design-build contracts of approximately $15.4 million.

YEAR 2000

     The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems which may be affected by certain computerized functions. The Company does not believe the non-computer related systems, whether Y2K compliant or not, will have a material impact on the Company's operations. The Company has contacted or will contact its significant service providers, vendors, suppliers, subcontractors, financial institutions, consultants and various government agencies, to obtain information regarding the assurance of Y2K compliance. However, there can be no guarantee that the systems of others upon which the Company's systems rely will be Y2K compliant in a timely manner. Failure to convert by an external source or provider or the failure to convert properly would have a material adverse effect on the Company, as would the Company's failure to convert, or convert properly, an internal system.

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

RISKS AND RELATED FACTORS

  VARIABILITY OF RESULTS AND SEASONALITY. The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others: (i) the timing of home and other property sale closings; (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms; (iii) the timing of the receipt of regulatory approvals for the construction of homes and other development projects; (iv) the condition of the real estate market and the general economic and environmental conditions in the greater Las Vegas, Phoenix, Salt Lake City, Reno and Tucson, metropolitan areas; (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties; (vi) the timing of the completion of construction of the Company's homes and other properties; and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of home buyers to close their new home purchase either prior to the start of a new school year or prior to the end of year holiday season.

EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES. Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $67.3 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 8.74% per annum at March 31, 1999. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  THE FOREGOING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND BUSINESS SECTIONS CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF MANAGEMENT AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S EXPECTATION AND ESTIMATES AS TO THE COMPANY'S BUSINESS OPERATIONS, INCLUDING THE INTRODUCTION OF NEW PRODUCTS AND FUTURE FINANCIAL PERFORMANCE, INCLUDING GROWTH IN REVENUES AND NET INCOME AND CASH FLOWS. IN ADDITION, INCLUDED HEREIN THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "PROPOSES," "INTENDS" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY'S MANAGEMENT, WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. IN ADDITION, THE COMPANY SPECIFICALLY WISHES TO ADVISE READERS THAT THE FACTORS LISTED UNDER THE CAPTIONS "LIQUIDITY AND CAPITAL RESOURCES," "EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES" AND OTHER RISK FACTORS INCLUDING BUT NOT LIMITED TO: THE PRIMARY DEPENDENCE ON THE GREATER LAS VEGAS AND PHOENIX AREAS; INSUFFICIENT HISTORY IN GEOGRAPHIC AREAS OTHER THAN LAS VEGAS; RISKS OF HOMEBUILDING AND OTHER REAL ESTATE DEVELOPMENT AND INVESTMENTS; INDEBTEDNESS; POTENTIAL INABILITY TO OBTAIN FUTURE FINANCING; VARIABILITY, ERRATIC WEATHER CONDITIONS AND SEASONALITY OF RESULTS; DEPENDENCE ON KEY PERSONNEL; CONTROL BY CURRENT STOCKHOLDERS; REGULATORY AND ENVIRONMENTAL RISKS; AND EXPANSION INTO NEW MARKETS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DISCUSSED HEREIN AS ANTICIPATED, BELIEVED, ESTABLISHED OR EXPECTED.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. There have been no significant changes since the filing of the aforementioned report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

  None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibit 27 - Financial Data Schedule for the quarter ended March 31, 1999.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SAXTON INCORPORATED


May 14, 1999                           By: /s/ Kirk Scherer
                                           -----------------------------------
                                           Kirk Scherer
                                           Executive Vice President of Finance
                                           and Chief Financial Officer
                                           (Principal Financial Officer)


                                       By: /s/ Melody J. Sullivan
                                           -----------------------------------
                                           Melody J. Sullivan
                                           Vice President and Chief Accounting
                                           Officer
                                           (Principal Accounting Officer)