Form 10-Q
period 1999-06-30
SAXTON INC
filed 1999-08-16
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

The number of shares of common stock, par value $.001 per share, outstanding as of August 4, 1999 was 7,732,922.

                       SAXTON INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

                                                                                     PAGE NUMBER
                                                                                     -----------
PART I.  FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements

                    Condensed Consolidated Balance Sheets  -
                    December 31, 1998 and June 30, 1999.............................      3

                    Condensed Consolidated Statements of Income -
                    Three and Six Months Ended June 30, 1998 and 1999...............      4

                    Condensed Consolidated Statement of  Stockholders'
                    Equity - Six Months Ended June 30, 1999.........................      5

                    Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1998 and 1999.........................      6

                    Notes to Condensed Consolidated Financial Statements............      8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................     15

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     22

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings...............................................     23

           Item 2.  Changes in Securities and Use of Proceeds.......................     23

           Item 3.  Defaults Upon Senior Securities.................................     23

           Item 4.  Submission of Matters to a Vote of Security Holders.............     23

           Item 5.  Other Information...............................................     23

           Item 6.  Exhibits and Reports on Form 8-K................................     23

SIGNATURES .........................................................................     24

                                       2

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                     SAXTON INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                              DECEMBER 31,        JUNE 30,
                                  ASSETS                                          1998              1999
                                                                             -------------------------------
                                                                                                 (unaudited)
Real estate properties:
   Operating properties, net of accumulated depreciation.................    $     23,117       $     31,571
   Properties under development..........................................          79,418             84,069
   Land held for future development or sale..............................           1,349              5,381
                                                                             ------------       ------------
     Total real estate properties........................................         103,884            121,021

Cash and cash equivalents................................................           1,331                390
Due from Tax Credit Partnerships.........................................          31,997             33,124
Construction contracts receivable, net of allowance for doubtful
   accounts of $403 at December 31, 1998 and June 30, 1999...............           8,773              8,739
Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................................           2,618              1,578
Notes receivable.........................................................           1,000              1,402
Investments in joint ventures............................................           3,577              3,603
Due from related parties.................................................             154                166
Prepaid expenses and other assets........................................          17,661             18,902
                                                                             ------------       ------------
         Total assets....................................................    $    170,995       $    188,925
                                                                             ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses....................................    $     24,892       $     21,463
Tenant deposits and other liabilities....................................           6,295              6,476
Billings in excess of costs and estimated earnings
   on uncompleted contracts..............................................             181                281
Notes payable............................................................          88,306            104,292
Notes payable to related parties.........................................          12,016             12,783
Long-term capital lease obligations......................................           1,118              1,120
                                                                             ------------       ------------
         Total liabilities...............................................         132,808            146,415

Commitments and contingencies (note 11)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
   shares; issued and outstanding 7,732,922 at December 31, 1998
   and June 30, 1999.....................................................               8                  8
Preferred stock, $.001 par value. Authorized 5,000,000
   shares; no shares issued and outstanding..............................               -                  -
Additional paid-in capital...............................................          21,482             21,482
Retained earnings........................................................          16,697             21,020
                                                                             ------------       ------------
         Total stockholders' equity......................................          38,187             42,510
                                                                             ------------       ------------

         Total liabilities and stockholders' equity......................    $    170,995       $    188,925
                                                                             ============       ============

    See accompanying notes to condensed consolidated financial statements.

                     SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                           ------------------------    ------------------------
                                                                              1998          1999           1998          1999
                                                                           ----------    ----------    ----------    ----------
REVENUE:
   Construction revenue, including Tax Credit
     Partnership construction revenue of $9,905 and $6,949
     for the three months ended June 30, 1998 and 1999, respectively, and $14,135 and $10,862 for the six months ended June 30, 1998
     and 1999, respectively..............................................  $   13,395    $    7,417    $   19,132    $   12,167
   Sales of homes........................................................       6,175        25,430         8,960        47,101
   Sales of commercial properties........................................         984           137         3,819         1,687
   Rental revenue........................................................         843           844         1,767         1,854
   Other revenue.........................................................         471           588           899         1,159
                                                                           ----------    ----------    ----------    ----------
         Total revenue...................................................      21,868        34,416        34,577        63,968
                                                                           ----------    ----------    ----------    ----------

COST OF REVENUE:
   Cost of construction, including Tax Credit Partnership cost of construction of $7,038 and $4,992 for the three months ended
     June 30, 1998 and 1999, respectively, and $10,050 and $7,690
     for the six months ended June 30, 1998 and 1999, respectively.......      10,264         5,949        14,767         9,837
   Cost of homes sold....................................................       5,192        21,809         7,536        40,883
   Cost of commercial properties sold....................................         920            18         3,500         1,024
   Rental operating cost.................................................         248           236           422           523
                                                                           ----------    ----------    ----------    ----------
         Total cost of revenue...........................................      16,624        28,012        26,225        52,267
                                                                           ----------    ----------    ----------    ----------

   Gross profit..........................................................       5,244         6,404         8,352        11,701
                                                                           ----------    ----------    ----------    ----------
   General and administrative expense....................................       1,684         2,056         2,436         3,922
   Depreciation and amortization.........................................         375           577           766         1,108
                                                                           ----------    ----------    ----------    ----------
         Operating income................................................       3,185         3,771         5,150         6,671
                                                                           ----------    ----------    ----------    ----------

OTHER EXPENSE:
   Interest expense, net of interest income of $270 and $232 for the three months ended June 30, 1998 and 1999, respectively, and $563 and $478 for the six months ended June 30, 1998 and
     1999, respectively..................................................        (456)         (284)         (823)         (579)
   Joint venture loss....................................................          (4)          (18)           (7)          (24)
                                                                           ----------    ----------    ----------    ----------
         Total other expense.............................................        (460)         (302)         (830)         (603)
                                                                           ----------    ----------    ----------    ----------
Income before provision for income taxes.................................       2,725         3,469         4,320         6,068
Provision for income taxes...............................................         895           947         1,339         1,745
                                                                           ----------    ----------    ----------    ----------
         Net income......................................................  $    1,830    $    2,522    $    2,981    $    4,323
                                                                           ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:
BASIC:
Net income...............................................................  $     0.24    $     0.33    $     0.39    $     0.56
                                                                           ==========    ==========    ==========    ==========

Weighted-average number of common shares outstanding.....................   7,661,422     7,732,922     7,642,968     7,732,922
                                                                           ==========    ==========    ==========    ==========


DILUTED:
Net income...............................................................  $     0.24    $     0.33    $     0.39    $     0.56
                                                                           ==========    ==========    ==========    ==========
Weighted-average number of common shares outstanding assuming
   dilution..............................................................   7,671,509     7,734,185     7,677,388     7,734,688
                                                                           ==========    ==========    ==========    ==========

    See accompanying notes to condensed consolidated financial statements.

                     SAXTON INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)

                                                                                 ADDITIONAL
                                                  SHARES           COMMON          PAID-IN        RETAINED
                                               OUTSTANDING         STOCK           CAPITAL        EARNINGS         TOTAL
                                               ----------------------------------------------------------------------------
Balance at December 31, 1998...............          7,733      $         8     $    21,482     $    16,697     $    38,187
Net income for the six months
   ended June 30, 1999 (unaudited).........              -                -               -           4,323           4,323
                                               -----------      -----------     -----------     -----------     -----------

Balance at June 30, 1999 (unaudited).......          7,733      $         8     $    21,482     $    21,020     $    42,510
                                               ===========      ===========     ===========     ===========     ===========

    See accompanying notes to condensed consolidated financial statements.

                       SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               ------------------------------
                                                                                   1998              1999
                                                                               ------------      ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  -------------------------------------
     Net income............................................................    $      2,981      $      4,323
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization.....................................             766             1,108
         Gain on sales of commercial properties............................            (310)             (789)
         Joint venture loss................................................               7                24
         Increase in Investments in joint ventures.........................               -               (50)
         Changes in operating assets and liabilities:
           Increase in Due from Tax Credit Partnerships....................          (9,868)             (999)
           Decrease (increase) in Construction contracts receivable........          (1,767)               34
           Decrease in Costs and estimated earnings in excess of billings
             on uncompleted contracts......................................           1,803             1,040
           Increase in Properties under development........................          (8,965)          (16,205)
           Increase in Prepaid expenses and other assets...................            (154)           (1,634)
           Increase (decrease) in Accounts payable and accrued expenses ...           1,810            (3,429)
           Increase (decrease) in Billings in excess of costs and
             estimated earnings on uncompleted contracts...................            (958)              100
           Increase in Tenant deposits and other liabilities...............           1,922               181
                                                                               ------------      ------------
                    Net cash used in operating activities..................         (12,733)          (16,296)
                                                                               ------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
  -------------------------------------
     Expenditures for property acquisitions and improvements...............          (9,937)           (2,175)
     Proceeds from Sales of commercial properties..........................             984             1,686
     Increase in Notes receivable from related parties ....................             (14)              (70)
     Payments from Notes receivable from related parties...................              16                58
     Increase in Notes receivable..........................................            (694)           (1,029)
     Payments from Notes receivable........................................           2,446               249
     Cash paid to acquire net assets of Maxim Homes, Inc...................            (793)                -
                                                                               -------------     ------------

                    Net cash used in investing activities..................          (7,992)           (1,281)
                                                                               -------------     ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  -------------------------------------
     Proceeds from issuance of Notes payable...............................          37,193            54,621
     Payments on Notes payable and capital lease obligations...............         (14,263)          (38,752)
     Proceeds from issuance of Notes payable to related parties ...........             903             2,472
     Payments on Notes payable to related parties .........................            (903)           (1,705)
                                                                               -------------     ------------
                    Net cash provided by financing activities..............          22,930            16,636
                                                                               ------------      ------------

                    Net increase (decrease) in cash and cash equivalents...           2,205              (941)
     Cash and cash equivalents:
       Beginning of period.................................................           1,110             1,331
                                                                               ------------      ------------
       End of period.......................................................    $      3,315      $        390
                                                                               ============      ============

      See accompanying notes to condensed consolidated financial statements.

                     SAXTON INCORPORATED AND SUBSIDIARIES

                                (in thousands)
                                  (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ------------------------------
                                                                                 1998              1999
                                                                             ------------      ------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 -------------------------------------------------
     Cash paid during the period for interest, net of amounts capitalized    $      1,811      $      2,556
                                                                             ============      ============

     Cash paid during the period for income taxes........................    $      2,494      $        259
                                                                             ============      ============

 NON-CASH FINANCING AND INVESTING ACTIVITIES:
 --------------------------------------------
    Common stock issued to acquire net assets of
       Maxim Homes, Inc..................................................    $        338      $          -
                                                                             ============      ============

     Capital lease obligation recorded in connection with equipment
       acquisitions......................................................    $         41      $        119
                                                                             ============      ============

     Recognition of revenue for the prior sale of a commercial
       property which was subject to certain conditions..................    $      2,834      $          -
                                                                             ============      ============


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

NOTE 2.   ACQUISITIONS

     On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares valued at $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash. No earn-out payments were required to be paid by the Company and no earn-out payments were paid during the first half of 1999.

     On November 13, 1998, the Company acquired the outstanding capital stock and ownership interests of Diamond Key Homes, Inc. ("Diamond Key") and certain related entities. The purchase was accounted for using the purchase method of accounting and the price was approximately $10.9 million paid in cash at closing, approximately $250,000 expected to be paid in 1999 of which $200,000 has been paid through June 30, 1999, with an additional $2.0 million to be paid 50% in cash and 50% in the Company's Common Stock one year from the date of closing. Of the $1.0 million to be paid in cash, $300,000 has been paid through June 30, 1999.

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

    The percentage of total revenue by geographic area for the three and six months ended June 30, 1998 and 1999 are as follows:

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                               -------------------------------------------------------
                                                 1998            1999           1998            1999
                                               --------        --------       --------        --------
                   Arizona.................           -%           42.2%             -%           42.2%
                   Nevada..................        92.3            48.0           95.1            46.4
                   Utah....................         7.7             9.8            4.9            11.4
                                               --------        --------       --------        --------

                     Total.................       100.0%          100.0%         100.0%          100.0%
                                               ========        ========       ========        ========

NOTE 3.   BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and six months ended June 30, 1998 and 1999. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1998, which are included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain reclassifications have been made to conform prior periods with the current period presentation.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

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

NOTE 4.   REAL ESTATE OPERATING PROPERTIES

    Real estate operating properties are summarized as follows (in thousands):


                                                               DECEMBER 31, 1998        JUNE 30, 1999
                                                               -----------------      -----------------
                                                                                         (unaudited)
                Cost:
                 Buildings.................................    $         19,530       $         34,250
                 Tenant improvements.......................                 761                    510
                 Land......................................               6,122                    131
                                                               -----------------      -----------------
                Real estate operating properties at cost...              26,413                 34,891

                   Less accumulated depreciation and
                     amortization..........................              (3,296)                (3,320)
                                                               -----------------      -----------------

                Real estate operating properties, net......    $         23,117       $         31,571
                                                               =================      =================

    Depreciation expense relating to real estate operating properties for the three months ended June 30, 1998 and 1999 was $173,000 and $191,000, respectively. Depreciation expense relating to real estate operating properties for the six months ended June 30, 1998 and 1999 was $350,000 and $346,000, respectively.

NOTE 5.   CONSTRUCTION CONTRACTS

    Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $155,000 at December 31, 1998 and June 30, 1999. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

    Accounts payable and accrued expenses include amounts retained pending subcontract completion, aggregating approximately $3.1 million at December 31, 1998 and $3.2 million at June 30, 1999.

    Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                                               DECEMBER 31, 1998        JUNE 30, 1999
                                                               -----------------      -----------------
                                                                                         (unaudited)
                Costs incurred to date.....................    $         98,470       $        105,212
                Estimated earnings to date.................              30,694                 33,099
                                                               -----------------      -----------------
                                                                        129,164                138,311
                Less billings to date......................            (126,727)              (137,014)
                                                               -----------------      -----------------
                 Cost and estimated earnings in excess of
                   billings, net...........................    $          2,437       $          1,297
                                                               ================       =================

    Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):


                                                               DECEMBER 31, 1998        JUNE 30, 1999
                                                               -----------------      -----------------
                                                                                         (unaudited)
                Costs and estimated earnings in excess of
                   billings on uncompleted contracts.......     $         2,618        $         1,578
                Billings in excess of costs and estimated
                   earnings on uncompleted contracts.......                (181)                  (281)
                                                               -----------------      -----------------
                Costs and estimated earnings in excess of
                   billings, net...........................     $         2,437        $         1,297
                                                                ================      =================

    The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE 6.   PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following (in thousands):

                                                                   DECEMBER 31, 1998        JUNE 30, 1999
                                                                   -----------------      -----------------
                                                                                          (unaudited)
    Rental and other accounts receivable.........................  $           575        $         1,337
    Goodwill.....................................................            7,877                  7,625
    Development costs............................................            2,598                  4,157
    Deferred tax assets, net.....................................               74                     95
    Furniture and equipment, net.................................            1,379                  1,516
    Option and escrow deposits and impounds......................            3,087                  2,282
    Inventories..................................................              101                    101
    Other assets, primarily prepaid expenses and loan fees.......            1,970                  1,789
                                                                   -----------------      -----------------
                                                                   $        17,661        $        18,902
                                                                   =================      =================

NOTE 7.   NOTES PAYABLE

    Notes payable consist of the following (in thousands):


                                                                                    DECEMBER 31,         JUNE 30,
                                                                                       1998                1999
                                                                                   -------------      -------------
                                                                                                       (unaudited)
    Notes payable to various financial institutions, maturing at dates ranging between August 1999 and November 2027. The notes bear interest
      monthly at various rates ranging from 7.9% to 13.0%. (1)(2)(3).............  $     72,328       $     84,462


    Notes payable to various individuals, maturing at dates ranging between
      August 1999 and  August 2000.  The notes bear interest at various rates
      ranging from 15.0% to 24.0%................................................        15,875             19,830

    Other........................................................................           103                  -
                                                                                   -------------      -------------
                                                                                   $     88,306       $    104,292
                                                                                    ============      =============

    (1) On February 9, 1998, the Company entered into a $10.0 million revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions, and $5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and matures November 30, 1999. As of December 31, 1998 and June 30, 1999, the Company had outstanding indebtedness of $5.0 million and $9.8 million, respectively, and available borrowings of $5.0 million and $190,000, respectively, under this agreement.

    (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and June 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and June 30, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants.

    (3) Through July 31, 1999, $3.7 million of notes payable maturing in July 1999 have been extended with new maturity dates in late August 1999. For the remaining notes payable with maturity dates in 1999, management is negotiating refinancing alternatives with the applicable lenders.

    During 1998 and 1999, the Company entered into various notes payable representing borrowings from an unaffiliated individual. These notes bear interest and mature on the following dates: $1.0 million on August 16, 1999; $1.0 million on September 3, 1999; $7.6 million on September 10, 1999; $1.0 million on November 20, 1999; $1.0 million on March 17, 2000; $1.5 million on March 23, 2000; $985,000 on June 26, 2000; $430,000 on June 30, 2000; and
$5.3 million on August 1, 2000.

NOTE 8.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY
          TRANSACTIONS

    Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1999. During the first quarter of 1999, the Company borrowed $721,000 from the Company's President and principal stockholder, James C. Saxton. The note matures on February 1, 2000 and bears interest at 18% per annum. The Company used the proceeds for general operating expenses.

    During the fourth quarter of 1998, Mr. James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.9% of its outstanding shares, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on February 1, 2000. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE 9.   EARNINGS PER COMMON SHARE

    As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):


                                   THREE MONTHS ENDED JUNE 30, 1998                THREE MONTHS ENDED JUNE 30, 1999
                              -----------------------------------------      --------------------------------------------
                                                              PER-SHARE                                        PER-SHARE
                                 INCOME          SHARES         AMOUNT          INCOME          SHARES           AMOUNT
                              -----------      ----------     ---------      ------------      ----------     -----------
Net income.................   $     1,830                                    $     2,522

BASIC EPS
---------
Income applicable to
  common stockholders......         1,830       7,661,422     $     0.24            2,522       7,732,922      $     0.33
                              -----------      ----------     ==========      ------------      ----------     ===========

Effect of dilutive
securities:
  Stock options............             -          10,087                               -           1,263
                               ----------      ----------                    ------------      ----------

DILUTED EPS
Income applicable to
  common stockholders         $    1,830       $7,671,509     $    0.24      $     2,522         7,734,185     $     0.33
  and assumed conversions..   ==========       ==========     =========      ============      ===========    ===========


                                    SIX MONTHS ENDED JUNE 30, 1998                   SIX MONTHS ENDED JUNE 30, 1999
                              -----------------------------------------      --------------------------------------------
                                                             PER-SHARE                                       PER-SHARE
                               INCOME          SHARES         AMOUNT          INCOME          SHARES          AMOUNT
                              -----------      ----------     ---------      ------------      ----------     -----------

Net income.................   $     2,981                                    $     4,323

BASIC EPS
---------
Income applicable to
  common stockholders......         2,981       7,642,968     $    0.39             4,323       7,732,922     $     0.56
                              -----------      ----------     =========      ------------      ----------     ===========

Effect of dilutive
securities:
  Stock options............             -          34,420                               -           1,766
                              -----------      ----------                    ------------      ----------

DILUTED EPS
-----------
Income applicable to
  common stockholders
  and assumed conversions..  $    2,981         7,677,388     $    0.39      $      4,323        7,734,688    $      0.56
                             ============      ==========     =========      ============      ===========    ===========

    The Company had options and warrants outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options and warrants outstanding at June 30, 1998 and 1999 were 472,050 and 736,198, respectively.

NOTE 10.   MANAGEMENT STOCK OPTION PLAN

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. As of June 30, 1999, the Company had outstanding 457,600 stock options to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and June 30, 2009. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employees the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998. Employees holding 148,300 stock options elected to reprice on January 2, 1998. As of June 30, 1999, stock options had been granted under the Option Plan with exercise prices ranging from $5.125 per share to $8.375 per share.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $37.1 million and $33.7 million at December 31, 1998 and June 30, 1999, respectively.

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

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three and six months ended June 30, 1998 and 1999, respectively (in thousands):


                                                         THREE MONTHS ENDED JUNE 30, 1998
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $    13,395      $     6,175    $        985     $        843     $     470     $  21,868
Costs.....................         10,264            5,192             920              248             -        16,624
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $     3,131      $       983    $         65     $        595     $     470     $   5,244
                              ===========      ===========    ============     ============     =========     =========

Depreciation and
   amortization expense...    $         -      $         3    $          -     $        180     $     192     $     375

Interest expense..........    $         -      $         -    $          -     $       (541)    $    (185)    $    (726)
Interest income...........    $         -      $         -    $          -     $        205     $      65     $     270

Total assets..............    $    34,541      $    25,210    $          -     $     47,589     $   9,164     $ 116,504

                                                         THREE MONTHS ENDED JUNE 30, 1999
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $     7,417      $    25,430    $        137     $        844     $     588     $  34,416
Costs.....................          5,949           21,809              18              236             -        28,012
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $     1,468      $     3,621    $        119     $        608     $     588     $   6,404
                              ===========      ===========    ============     ============     =========     =========

Depreciation and
   amortization expense...    $         -      $       124    $          -     $        191     $     262     $     577

Interest expense..........    $         -      $         -    $          -     $       (490)    $     (27)    $    (517)
Interest income...........    $         -      $         -    $          -     $        233     $       -     $     233

Total assets..............    $    43,441      $    87,134    $          -     $     49,442     $   8,908     $ 188,925

                                                          SIX MONTHS ENDED JUNE 30, 1998
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $    19,132      $     8,960    $      3,819     $      1,767     $     899     $  34,577
Costs.....................         14,767            7,536           3,500              422             -        26,225
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $     4,365      $     1,424    $        319     $      1,345     $     899     $   8,352
                              ===========      ===========    ============     ============     =========     =========

Depreciation and
   amortization expense...    $         -      $         3    $          -     $        348     $     415     $     766

Interest expense..........    $         -      $         -    $          -     $     (1,042)    $    (344)    $  (1,386)
Interest income...........    $         -      $         -    $          -     $        403     $     160     $     563

Total assets..............    $    34,541      $    25,210    $          -     $     47,589     $   9,164     $ 116,504


                                                          SIX MONTHS ENDED JUNE 30, 1999
                           ----------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                           ----------------------------------------------------------------------------------------------
Revenue...................    $    12,167      $    47,101    $      1,687     $      1,854     $   1,159     $  63,968
Costs.....................          9,837           40,883           1,024              523             -        52,267
                              -----------      -----------    ------------     ------------     ---------     ---------
   Gross profit...........    $     2,330      $     6,218    $        663     $      1,331     $   1,159     $  11,701
                              ===========      ===========    ============     ============     =========     =========

Depreciation and
   amortization expense...    $         -      $       250    $          -     $        349     $     509     $   1,108

Interest expense..........    $         -      $         -    $          -     $     (1,030)    $     (27)    $  (1,057)
Interest income...........    $         -      $         -    $          -     $        478     $       -     $     478

Total assets..............    $    43,441      $    87,134    $          -     $     49,442     $   8,908     $ 188,925


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    REVENUE. Total revenue was $34.4 million for the three months ended June 30, 1999, representing a $12.5 million, or 57.4%, increase from $21.9 million for the three months ended June 30, 1998. The increase was primarily due to an increase of $19.3 million, or 311.8%, in sales of homes to $25.4 million during the three months ended June 30, 1999 compared to $6.2 million during the three months ended June 30, 1998. The 234 single-family home closings for the three months ended June 30, 1999 represented an increase of 283.6%, compared to the 61 closings for the three months ended June 30, 1998. Home closings for the three months ended June 30, 1999 included 94 in Nevada, 5 in Utah and 135 in Arizona. For the three months ended June 30, 1998, home closings included 52 in Nevada and 9 in Utah. The increase in home sales was primarily due to the Company's increased focus on homebuilding and its acquisition of Diamond Key Homes, Inc. ("Diamond Key") in November 1998. Construction revenue for the three months ended June 30, 1999 was $7.4 million, a decrease of $6.0 million, or 44.6%, from $13.4 million during the three month ended June 30, 1998. The decrease was primarily due to more construction activity on five active projects during the three months ended June 30, 1998 compared to only four active projects during the three months ended June 30, 1999. The 1998 projects included one preschool, one residential development and three tax credit partnership apartment complexes. The 1999 projects included three tax credit partnership apartment complexes and one warehouse addition. One of the three tax credit partnership apartment complexes in 1999 began construction late in the second quarter. Sale of commercial properties was $137,000 for the three months ended June 30, 1999 compared to $984,000 for the three months ended June 30, 1998. The 1999 commercial sale was a parcel of land adjacent to a retail store owned by the Company compared to the 1998 commercial sale, which was the sale of a commercial center. Rental and other revenue increased to $1.4 million for the three months ended June 30, 1999, a 9.0% increase over the $1.3 million in the comparable period of the prior year. The increase was primarily due to additional other revenue recognized by HomeBanc Mortgage Corporation ("HomeBanc") during the three months ended June 30, 1999, primarily for origination fees and premiums. HomeBanc, an affiliate of Diamond Key, was acquired by the Company in December 1998.

    COST OF REVENUE. Total cost of revenue was $28.0 million for the three months ended June 30, 1999, representing a $11.4 million, or 68.5%, increase from $16.6 million for the three months ended June 30, 1998. Cost of revenue for the three months ended June 30, 1999 as a percentage of revenue was 81.4%, compared to 76.0% for the three months ended June 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins and the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999.

    GROSS PROFIT. Gross profit as a percent of revenue decreased to 18.6% for the three months ended June 30, 1999 from 24.0% for the comparable period in 1998. Gross margins on the sales of homes decreased to 14.2% during the three months ended June 30, 1999 compared to 15.9% during the three months ended June 30, 1998, due to an increased overhead allocation as explained above. Gross margin on construction revenue decreased to 19.8% in the three months ended June 30, 1999, compared to 23.4% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margins on commercial properties sold in the three months ended June 30, 1999 increased to 86.9% from 6.5% in the three months ended June 30, 1998 primarily due to the lower cost basis of the property sold during the 1999 period compared to the property sold during the 1998 period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.1 million for the three months ended June 30, 1999, representing a $372,000, or 22.1%, increase from $1.7 million for the three months ended June 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim Homes, Inc. ("Maxim") in December 1998 and March 1998, respectively. Of this increase, $446,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended June 30, 1999 compared to the same period in 1998. The Company had 22 home developments open for sale at June 30, 1999 compared to only 3 at June 30, 1998. In addition, accounting, legal and other professional fees increased $127,000, vehicle and repairs and maintenance expenses increased $60,000 and rent, utility, travel and other general office expenses increased $156,000 as the number of employees increased to 761 at June 30, 1999 from 524 at June 30, 1998. General and administrative expenses as a percentage of total revenue was 6.0% for the three months ended June 30, 1999 as compared to 7.7% for the three months ended June 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $577,000 for the three months ended June 30, 1999, representing a $202,000, or 53.9%, increase from $375,000 for the three months ended June 30, 1998. The increase was primarily due to goodwill amortization expense of $152,000 for the three months ended June 30, 1999 for Diamond Key, Maxim and HomeBanc which were acquired in 1998 utilizing the purchase method of accounting. The remaining increase was due to depreciation expense related to furniture, fixtures and equipment due to the Company's growth.

    INTEREST EXPENSE, NET. Interest expense, net, was $284,000 for the three months ended June 30, 1999, representing a $172,000 or 37.7%, decrease from $456,000 for the three months ended June 30, 1998. The decrease was primarily the result of a $210,000 decrease in interest expense due to increased interest capitalization on loans related to construction projects.

    INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $3.5 million for the three months ended June 30, 1999, representing a $744,000 million, or 27.3%, increase from $2.7 million for the three months ended June 30, 1998. Income before provision for income taxes as a percentage of total revenue was 10.1% for the three months ended June 30, 1999 as compared to 12.5% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    REVENUE. Total revenue was $64.0 million for the six months ended June 30, 1999, representing a $29.4 million, or 85.0%, increase from $34.6 million for the six months ended June 30, 1998. The increase was primarily due to an increase of $38.1 million, or 425.7%, in sales of homes to $47.1 million during the six months ended June 30, 1999 compared to $9.0 million during the six months ended June 30, 1998. The 424 single-family home closings for the six months ended June 30, 1999 represented a 351.1% increase over the 94 closings for the six months ended June 30, 1998. Home closings during the six months ended June 30, 1999, included 154 in Nevada, 23 in Utah and 247 in Arizona compared to 85 in Nevada and 9 in Utah for the comparable period in 1998. The increase in home sales was primarily due to the Company's increased focus on homebuilding and its acquisition of Diamond Key in November 1998. Construction revenue decreased $7.0 million, or 36.4% from $19.1 million during the six months ended June 30, 1998 to $12.2 million during the six months ended June 30, 1999. The decrease is primarily the result of more active projects and construction activity during the six months ended June 30, 1998 compared to the six months ended June 30, 1999. Three large projects under construction during the six months ended June 30, 1998 were completed in early 1999, therefore lower revenues were recognized on these projects as they neared completion during the first part of 1999. Sale of commercial properties was $1.7 million for the six months ended June 30, 1999 compared to $3.8 million for the six months ended June 30, 1998. The decrease was due to smaller properties sold during 1999 compared to 1998. The 1999 sales were a small retail center and a parcel of land compared to the 1998 sales, which were a large warehouse and a commercial center. Rental revenue was $1.9 million for the six months ended June 30, 1999 compared to $1.8 million for the comparable 1998 period. The increase was primarily due to higher occupancy levels during 1999. Other revenue for the six months ended June 30, 1999 was $1.2 million compared to $899,000 for the six months ended June 30, 1998. The increase was due primarily to premiums and origination fees collected by HomeBanc during the six months ended June 30, 1999.

    COST OF REVENUE. Total cost of revenue was $52.3 million for the six months ended June 30, 1999, representing a $26.2 million, or 99.3%, increase from $26.2 million for the six months ended June 30, 1998. Cost of revenue for the six months ended June 30, 1999 as a percentage of revenue was 81.7%, compared to 75.8% for the six months ended June 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins and the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999.

    GROSS PROFIT. Gross profit as a percent of revenue decreased to 18.3% for the six months ended June 30, 1999 from 24.2% for the comparable period in 1998. Gross margins on the sales of homes decreased to 13.2% during the six months ended June 30, 1999 compared to 15.9% during the six months ended June 30, 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross margin on construction revenue decreased to 19.2% in the six months ended June 30, 1999, compared to 22.8% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margin on commercial properties sold in the six months ended June 30, 1999 increased to 39.3% from 8.4% in the six months ended June 30, 1998 primarily due to the lower cost basis of the properties sold during the 1999 period compared to the properties sold during the 1998 period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.9 million for the six months ended June 30, 1999, representing a $1.5 million, or 61.0%, increase from $2.4 million for the six months ended June 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim. Of this increase, $685,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the six months ended June 30, 1999 compared to the same period in 1998. The Company had 22 home developments open for sale at June 30, 1999 compared to only 3 at June 30, 1998. In addition, accounting, legal and other professional fees increased $232,000, vehicle and repairs and maintenance expense increased $179,000 and rent, utility, travel and other general office expenses increased $499,000 as the number of employees increased to 761 at June 30, 1999 from 524 at June 30, 1998. General and administrative expenses as a percentage of total revenue was 6.1% for the six months ended June 30, 1999 as compared to 7.0% for the six months ended June 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.1 million for the six months ended June 30, 1999, representing a $342,000, or 44.6%, increase from $766,000 for the six months ended June 30, 1998. The increase was primarily due to goodwill amortization expense of $276,000 for the six months ended June 30, 1999 for Diamond Key, Maxim and HomeBanc which were acquired in 1998 utilizing the purchase method of accounting.

    INTEREST EXPENSE, NET. Interest expense, net, was $579,000 for the six months ended June 30, 1999, representing a $244,000 or 29.6%, decrease from $823,000 for the six months ended June 30, 1998. The decrease was primarily the result of a $331,000 decrease in interest expense due to increased interest capitalization.

    INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $6.1 million for the six months ended June 30, 1999, representing a $1.7 million, or 40.5%, increase from $4.3 million for the six months ended June 30, 1998. Income before provision for income taxes as a percentage of total revenue was 9.5% for the six months ended June 30, 1999 as compared to 12.5% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt, including loans from affiliates and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from some or all of these sources. Management believes that cash generated from operations, funds available from external sources of debt and equity financing, together with cash on hand at June 30, 1999 will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is exploring the refinancing of these and other indebtedness through the issuance of up to $50.0 million of longer term notes during 1999. There can be no assurance that the Company will be able to do so.

    During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.9% of the Company's outstanding shares at June 30, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on February 1, 2000. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

      On February 9, 1998, the Company entered into a $10.0 million revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions, and $5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and matures November 30, 1999. As of December 31, 1998 and June 30, 1999, the Company had outstanding indebtedness of $5.0 million and $9.8 million, respectively, and available borrowings of $5.0 million and $190,000, respectively, under this agreement.

    On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and June 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and June 30, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants.

    OPERATING ACTIVITIES. Net cash used in operating activities was $16.3 million for the six months ended June 30, 1999 compared to $12.7 million for the six months ended June 30, 1998. The increase in net cash used in operating activities was primarily due to a $16.2 million increase in cash used for properties under development related to single-family homes during the six months ended June 30, 1999 compared to a $9.0 million increase during the six months ended June 30, 1998. The number of home developments under construction increased to 35 for $68.2 million at June 30, 1999 from 11 for $23.3 million at June 30, 1998.

    INVESTING ACTIVITIES. Net cash used in investing activities was $1.3 million for the six months ended June 30, 1999 compared to $8.0 million for the six months ended June 30, 1998. The decrease was primarily due to lower expenditures for property acquisitions and improvements during the 1999 period compared to the 1998 period as the Company focused more on homebuilding activities during 1999. The Company spent $9.9 million on property acquisitions and improvements during the 1998 period compared to $2.2 million during 1999. The decrease in net cash used in investing activities was also attributable to lower payments received on notes receivable during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $16.6 million for the six months ended June 30, 1999 compared to $22.9 million for the six months ended June 30, 1998. The decrease in cash provided by financing activities was primarily due to lower net borrowings of $15.9 million during the six months ended June 30, 1999 compared to $22.9 million during the six months ended June 30, 1998.

    Interest costs incurred, expensed and capitalized were as follows (in thousands):


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                     ---------------------------    ---------------------------
                                                         1998           1999            1998           1999
                                                     ------------   ------------    ------------   ------------
       Interest incurred:
          Residential............................    $        804   $      2,281    $      1,319   $      4,450
          Commercial.............................             552            609           1,139          1,210
                                                     ------------   ------------    ------------   ------------
            Total incurred.......................    $      1,356   $      2,890    $      2,458   $      5,660
                                                     ============   ============    ============   ============

       Interest expensed:
          Residential............................    $        198   $          2    $        331   $         31
          Commercial.............................             528            515           1,055          1,026
                                                     ------------   ------------    ------------   ------------
            Total expensed.......................    $        726   $        517    $      1,386   $      1,057
                                                     ============   ============    ============   ============

       Interest capitalized at end of period:
          Residential............................    $        606   $      2,279    $        988   $      4,419
          Commercial.............................              24             94              84            184
                                                     ------------   ------------    ------------   ------------
            Total interest capitalized...........    $        630   $      2,373    $      1,072   $      4,603
                                                     ============   ============    ============   ============

    Properties under development and land held for future development or sale increased $8.8 million from $80.7 million at December 31, 1998 to $89.5 million at June 30, 1999.

     The Company anticipates that during the next twelve months portfolio projects in development will cost approximately $313,000 in the aggregate, substantially all of which the Company plans to finance through construction loans. The Company also anticipates that it will spend approximately $1.2 million for planned portfolio projects during the next twelve months. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property.

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

    The Company has made its capital contributions to the six Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.0 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

    The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at June 30, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At June 30, 1999, the Company had 353 homes in backlog, representing an aggregate sales value of approximately $39.3 million. At June 30, 1998, the Company's backlog was 50 homes representing an aggregate sales value of $6.0 million.

    The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At June 30, 1999, the Company had backlog under its design-build contracts of approximately $22.3 million. At June 30, 1998, the Company's design-build backlog was approximately $46.8 million.

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

     The Company has also increased the awareness of the Y2K issue across the Company, assessed the Company's Y2K issues, determined proposed resolutions, validated those proposed resolutions and implemented most system solutions. The Company has substantially completed its assessment of applications within the Company that are not Y2K compliant and is in varying stages of determining appropriate resolutions to the issues identified. The Company has substantially completed all business critical internal hardware and software modifications and testing.

     Given the information known at this time about the Company's systems and such issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, it is currently expected that Y2K costs, the majority of which are expected to be incurred in fiscal 1999, could approximate up to $100,000-$150,000. Current Y2K expenditures have been negligible thus far due to much of the work performed by existing internal staff. Any further costs will be incorporated into the Company's operating plan for fiscal 1999. These costs include incremental personnel costs, consulting costs and costs for the modification of or replacement of existing hardware and software. These costs will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software has been and will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

    EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES. Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $71.6 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 8.77% per annum at June 30, 1999. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on June 7, 1999. The following individuals were elected as Directors at such annual meeting:

                                                                                   Votes
                                                     -------------------------------------------------------------------
                                                                                                             Broker
                      Name                               For             Against           Abstain          Non-Votes
-------------------------------------------------    -------------     -------------    --------------    --------------
James C. Saxton                                        7,494,913                 -           89,529                  -
Michele Saxton Pori                                    7,490,713                 -           93,729                  -
Douglas W. Hensley                                     7,498,213                 -           86,229                  -
Marc S. Hechter                                        7,497,213                 -           87,229                  -
Timothy J. Adams                                       7,497,213                 -           87,229                  -
Paul Eisenberg                                         7,494,913                 -           89,529                  -
Bernard J. Mikell, Jr.                                 7,497,213                 -           87,229                  -
Robert L. Seale                                        7,495,013                 -           89,429                  -

    Each Director was elected for a one-year term and until their respective successors are elected and qualified. In addition, the stockholders approved the following proposals:

1. An amendment to the Company's Management Stock Option Incentive Plan to increase from 500,000 to 750,000 the number of shares of common stock issuable upon exercise of options (7,181,511 votes for; 387,831 votes against; 15,100 abstentions; and 0 broker non-votes).
2. Ratification of the change of auditors from KPMG LLP to Deloitte & Touche LLP as the Company's independent accountants (7,515,106 votes for; 49,800 votes against; 19,536 abstentions; and 0 broker non-votes).

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SAXTON INCORPORATED

August 13, 1999                    By: /s/ Kirk Scherer
                                       ----------------------------------------
                                       Kirk Scherer
                                       Executive Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                 By:   /s/ Melody J. Sullivan
                                       ----------------------------------------
                                       Melody J. Sullivan
                                       Vice President and Chief Accounting
                                       Officer
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
     EXHIBIT                                                                            NUMBERED
     NUMBER                                DESCRIPTION                                    PAGE
------------------                                                                  ------------------
       27            Financial Data Schedule for the quarter ended June 30, 1999           26
