Form 10-Q
period 1999-09-30
SAXTON INC
filed 1999-11-19
CIK 1014488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

The number of shares of common stock, par value $.001 per share, outstanding as of November 5, 1999 was 7,732,922.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                    FORM 10-Q

                                                                                          PAGE NUMBER
                                                                                          -----------
PART I.  FINANCIAL INFORMATION

           Item 1.  Condensed Financial Statements

                    Condensed Consolidated Balance Sheets  -
                    December 31, 1998 and September 30, 1999........................            3

                    Condensed Consolidated Statements of Income -
                    Three and Nine Months Ended September 30, 1998 and 1999.........            4

                    Condensed Consolidated Statement of  Stockholders'
                    Equity - Nine Months Ended September 30, 1999...................            5

                    Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1998 and 1999...................            6

                    Notes to Condensed Consolidated Financial Statements............            8

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...................           15

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk......           23

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings...............................................           24

           Item 2.  Changes in Securities and Use of Proceeds.......................           24

           Item 3.  Defaults Upon Senior Securities.................................           24

           Item 4.  Submission of Matters to a Vote of Security Holders.............           24

           Item 5.  Other Information...............................................           24

           Item 6.  Exhibits and Reports on Form 8-K................................           24

SIGNATURES..........................................................................           25


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                             DECEMBER 31,      SEPTEMBER 30,
                                  ASSETS                                         1998              1999
                                                                             ------------      -------------
                                                                                                (unaudited)
Real estate properties:
   Operating properties, net of accumulated depreciation.................    $     23,117      $      29,295
   Properties under development..........................................          79,418             88,477
   Land held for future development or sale..............................           1,349             16,402
                                                                             ------------      -------------
     Total real estate properties........................................         103,884            134,174

Cash and cash equivalents................................................           1,331              5,549
Due from Tax Credit Partnerships.........................................          31,997             37,586
Construction contracts receivable, net of allowance for doubtful
   accounts of $403 at December 31, 1998 and $231 at September 30, 1999             8,773              5,372
Costs and estimated earnings in excess of billings on
   uncompleted contracts.................................................           2,618              2,100
Notes receivable.........................................................           1,000              1,117
Investments in joint ventures............................................           3,577              3,598
Due from related parties.................................................             154                148
Prepaid expenses and other assets........................................          17,661             19,429
                                                                             ------------      -------------
         Total assets....................................................    $    170,995      $     209,073
                                                                             ============      =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses....................................    $     24,892      $      29,486
Tenant deposits and other liabilities....................................           6,295              6,375
Billings in excess of costs and estimated earnings
   on uncompleted contracts..............................................             181                940
Notes payable............................................................          88,306            115,485
Notes payable to related parties.........................................          12,016             11,662
Long-term capital lease obligations......................................           1,118              1,091
                                                                             ------------      -------------
         Total liabilities...............................................         132,808            165,039

Commitments and contingencies (note 11)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
   shares; issued and outstanding 7,732,922 at December 31, 1998
   and September 30, 1999................................................               8                  8
Preferred stock, $.001 par value. Authorized 5,000,000
   shares; no shares issued and outstanding..............................               -                  -
Additional paid-in capital...............................................          21,482             21,482
Retained earnings........................................................          16,697             22,544
                                                                             ------------      -------------
         Total stockholders' equity......................................          38,187             44,034
                                                                             ------------      -------------

         Total liabilities and stockholders' equity......................    $    170,995      $     209,073
                                                                             ============      =============

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                 (unaudited)

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                            -----------------------    ----------------------
                                                                               1998          1999         1998          1999
                                                                            ----------    ---------    ----------   -----------
REVENUE:
   Construction revenue, including Tax Credit
     Partnership construction revenue of $11,254 and $4,024
     for the three months ended September 30, 1998 and 1999,
     respectively, and $25,389 and $14,887 for the nine months ended
     September 30, 1998 and 1999, respectively...........................   $  11,777     $   4,989    $   30,909   $    17,156
   Sales of homes........................................................       6,110        29,013        15,070        76,115
   Sales of commercial properties........................................           -         3,214         3,819         4,901
   Rental revenue........................................................         802           815         2,569         2,669
   Other revenue.........................................................         309           619         1,209         1,778
                                                                            ----------    ---------    ----------   -----------
         Total revenue...................................................      18,998        38,650        53,576       102,619
                                                                            ----------    ---------    ----------   -----------
COST OF REVENUE:
   Cost of construction, including Tax Credit Partnership cost of construction of $8,735 and $3,078 for the three months ended
     September 30, 1998 and 1999, respectively, and $18,785 and $10,768 for the nine months ended September 30, 1998 and 1999,
     respectively........................................................       9,469         4,447        24,236        14,284
   Cost of homes sold....................................................       5,269        25,403        12,805        66,286
   Cost of commercial properties sold....................................           -         3,156         3,500         4,180
   Rental operating cost.................................................         200           159           622           682
                                                                            ----------    ---------    ----------   -----------
         Total cost of revenue...........................................      14,938        33,165        41,163        85,432
                                                                            ----------    ---------    ----------   -----------

   Gross profit..........................................................       4,060         5,485        12,413        17,187
                                                                            ----------    ---------    ----------   -----------
   General and administrative expense....................................       1,164         2,606         3,600         6,528
   Depreciation and amortization.........................................         431           627         1,197         1,735
                                                                            ----------    ---------    ----------   -----------
         Operating income................................................       2,465         2,252         7,616         8,924
                                                                            ----------    ---------    ----------   -----------
OTHER EXPENSE:
   Interest expense, net of interest income of $201 and $354 for the three months ended September 30, 1998 and 1999, respectively, and
     $764 and $832 for the nine months ended September 30, 1998 and
     1999, respectively..................................................        (523)         (131)       (1,347)         (710)
   Joint venture loss....................................................         (10)           (5)          (16)          (29)
                                                                            ----------    ---------    ----------   -----------
         Total other expense.............................................        (533)         (136)       (1,363)         (739)
                                                                            ----------    ---------    ----------   -----------
Income before provision for income taxes.................................       1,932         2,116         6,253         8,185
Provision for income taxes...............................................         561           593         1,900         2,338
                                                                            ----------    ---------    ----------   -----------
         Net income......................................................   $   1,371     $   1,523    $    4,353   $     5,847
                                                                            ==========    ==========   ==========   ===========
EARNINGS PER COMMON SHARE:
BASIC:
Net income...............................................................   $    0.18     $    0.20    $     0.57   $      0.76
                                                                            ==========    ==========   ==========   ===========
Weighted-average number of common shares outstanding.....................   7,661,422     7,732,922     7,649,187     7,732,922
                                                                            ==========    ==========   ==========   ===========
DILUTED:
Net income...............................................................   $    0.18     $    0.20    $     0.57   $      0.76
                                                                            ==========    ==========   ==========   ===========
Weighted-average number of common shares outstanding assuming
   dilution..............................................................   7,661,781     7,733,089     7,655,978     7,734,047
                                                                            ==========    ==========   ==========   ===========

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                                                                  ADDITIONAL
                                                    SHARES           COMMON         PAID-IN         RETAINED
                                                 OUTSTANDING         STOCK          CAPITAL         EARNINGS         TOTAL
                                                 -----------        --------      ----------       ----------      ----------
Balance at December 31, 1998...............          7,733          $     8        $ 21,482        $ 16,697        $ 38,187
Net income for the nine months
   ended September 30, 1999 (unaudited)....              -                -               -           5,847           5,847
                                                 -----------        --------      ----------       ----------      ----------
Balance at September 30, 1999 (unaudited)..          7,733          $     8        $ 21,482        $ 22,544        $ 44,034
                                                 ===========        ========      ==========       ==========      ==========





     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                      1998            1999
                                                                                 --------------  --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................       $   4,353         $   5,847
     Adjustments to reconcile net income to net cash used in
       operating activities:
         Depreciation and amortization.....................................           1,197             1,735
         Gain on sales of commercial properties............................            (310)             (906)
         Joint venture loss................................................              16                29
         Increase in Investments in joint ventures.........................               -               (50)
         Changes in operating assets and liabilities:
           Increase in Due from Tax Credit Partnerships....................         (18,377)           (5,161)
           Decrease (increase) in Construction contracts receivable........            (599)            3,401
           Decrease in Costs and estimated earnings in excess of billings
             on uncompleted contracts......................................           2,020               518
           Increase in Properties under development........................         (19,875)          (32,138)
           Increase in Prepaid expenses and other assets...................          (2,208)           (2,570)
           Increase in Accounts payable and accrued expenses ..............           6,208             4,594
           Increase (decrease) in Billings in excess of costs and
             estimated earnings on uncompleted contracts...................            (458)              759
           Increase in Tenant deposits and other liabilities...............           6,591                80
                                                                                 --------------  --------------
                    Net cash used in operating activities..................         (21,442)          (23,862)
                                                                                 --------------  --------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property acquisitions and improvements...............         (10,053)           (2,686)
     Proceeds from Sales of commercial properties..........................             984             4,901
     Increase in Notes receivable from related parties ....................             (33)              (83)
     Payments from Notes receivable from related parties...................              54                89
     Increase in Notes receivable..........................................            (750)           (1,046)
     Payments from Notes receivable........................................           2,468               251
     Cash paid to acquire net assets of Maxim Homes, Inc...................            (793)                -
                                                                                 --------------  --------------
                    Net cash provided by (used in) investing activities....          (8,123)            1,426
                                                                                 --------------  --------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Notes payable...............................          63,994            95,997
     Payments on Notes payable and capital lease obligations...............         (34,140)          (68,989)
     Proceeds from issuance of Notes payable to related parties ...........               -             2,472
     Payments on Notes payable to related parties .........................               -            (2,826)
                                                                                 --------------  --------------
                    Net cash provided by financing activities..............          29,854            26,654
                                                                                 --------------  --------------
                    Net increase in cash and cash equivalents..............             289             4,218
     Cash and cash equivalents:
        Beginning of period................................................           1,110             1,331
                                                                                 --------------  --------------
        End of period......................................................       $   1,399         $   5,549
                                                                                 ==============  ==============

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               ------------------------------
                                                                                    1998            1999
                                                                               --------------  --------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest, net of amounts capitalized       $   2,805         $   1,522
                                                                               ==============  ==============
     Cash paid during the period for income taxes........................       $   3,122         $     509
                                                                               ==============  ==============
 NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Common stock issued to acquire net assets of
       Maxim Homes, Inc..................................................       $     338         $       -
                                                                               ==============  ==============
     Capital lease obligation recorded in connection with equipment
       acquisitions......................................................       $      41         $     144
                                                                               ==============  ==============
     Recognition of revenue for the prior sale of a commercial
       property which was subject to certain conditions..................       $   2,834         $       -
                                                                               ==============  ==============
     Amounts due from related parties applied to notes payable to
       related parties...................................................       $     265         $       -
                                                                               ==============  ==============

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

NOTE 2.   ACQUISITIONS

     On March 20, 1998, the Company acquired all of the capital stock of Maxim Homes, Inc. ("Maxim"), a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares valued at $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash. No earn-out payments were required to be paid by the Company and no earn-out payments were paid during 1999.

     On November 13, 1998, the Company acquired the outstanding capital stock and ownership interests of Diamond Key Homes, Inc. ("Diamond Key") and certain related entities. The purchase was accounted for using the purchase method of accounting and the price was approximately $10.9 million paid in cash at closing, approximately $250,000 which was paid through September 30, 1999, with an additional $2.0 million to be paid 50% in cash and 50% in the Company's Common Stock one year from the date of closing. On November 15, 1999, one year from the date of closing and pursuant to the purchase agreement, the Company issued 146,391 shares of the Company's Common Stock to fulfill the stock payment obligation. Of the $1.0 million to be paid in cash; $300,000 has been paid through September 30, 1999 and the remaining approximately $700,000 payment has been extended to December 6, 1999.

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

    The percentage of total revenue by geographic area for the three and nine months ended September 30, 1998 and 1999 are as follows:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ----------------------         ---------------------
                                                      1998        1999             1998         1999
                                                  ----------    ---------        ---------    --------
                   Arizona.................             -%         47.5%               -%         44.2%
                   Nevada..................          86.6          49.4             92.1          47.5
                   Utah....................          13.4           3.1              7.9           8.3
                                                  ----------    ---------        ---------    --------

                     Total.................         100.0%        100.0%           100.0%        100.0%
                                                  ==========    =========        =========    =========

NOTE 3.   BASIS OF PRESENTATION

    The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1998 and 1999. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1998, which are included in the Company's Form 10-K/A filed with the Securities and Exchange Commission for the year ended December 31, 1998. Certain reclassifications have been made to conform prior periods with the current period presentation.

    The Company historically has experienced, and expects to continue to experience, variability in quarterly sales and revenues. The combined results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Related Factors."

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

NOTE 4.   REAL ESTATE OPERATING PROPERTIES

    Real estate operating properties are summarized as follows (in thousands):

                                                               DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                               -----------------     ------------------
                                                                                         (unaudited)
                Cost:
                 Buildings.................................    $         19,530      $          24,447
                 Tenant improvements.......................                 761                    653
                 Land......................................               6,122                  7,599
                                                               -----------------     ------------------
                Real estate operating properties at cost...              26,413                 32,699

                   Less accumulated depreciation and
                     amortization..........................              (3,296)                (3,404)
                                                               -----------------     ------------------

                Real estate operating properties, net......    $         23,117      $          29,295
                                                               ==================    ===================

    Depreciation expense relating to real estate operating properties for the three months ended September 30, 1998 and 1999 was $193,000. Depreciation expense relating to real estate operating properties for the nine months ended September 30, 1998 and 1999 was $543,000 and $539,000, respectively.

NOTE 5.   CONSTRUCTION CONTRACTS

    Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $155,000 at December 31, 1998 and at September 30, 1999. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

    Accounts payable and accrued expenses include amounts retained pending subcontract completion, aggregating approximately $3.1 million at December 31, 1998 and $3.3 million at September 30, 1999.

    Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                                               DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                               -----------------     ------------------
                                                                                         (unaudited)
                Costs incurred to date.....................    $         98,470      $         112,047
                Estimated earnings to date.................              30,694                 35,070
                                                               -----------------     ------------------
                                                                        129,164                147,117
                Less billings to date......................            (126,727)              (145,957)
                                                               -----------------     ------------------
                 Cost and estimated earnings in excess of
                   billings, net...........................    $          2,437      $           1,160
                                                               =================     ==================

    Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                                               DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                               -----------------     ------------------
                                                                                         (unaudited)
                Costs and estimated earnings in excess of
                   billings on uncompleted contracts.......    $          2,618      $           2,100
                Billings in excess of costs and estimated
                   earnings on uncompleted contracts.......                (181)                  (940)
                                                               -----------------     ------------------
                Costs and estimated earnings in excess of
                   billings, net...........................    $          2,437      $           1,160
                                                               =================     ==================

    The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE 6.   PREPAID EXPENSES AND OTHER ASSETS

    Prepaid expenses and other assets consist of the following (in thousands):

                                                                   DECEMBER 31, 1998     SEPTEMBER 30, 1999
                                                                   -----------------     ------------------
                                                                                             (unaudited)
    Rental and other accounts receivable.........................  $           575       $          2,033
    Goodwill.....................................................            7,877                  7,484
    Development costs............................................            2,598                  4,892
    Deferred tax assets, net.....................................               74                     95
    Furniture and equipment, net.................................            1,379                  1,369
    Option and escrow deposits and impounds......................            3,087                  1,832
    Inventories..................................................              101                      -
    Other assets, primarily prepaid expenses and loan fees.......            1,970                  1,724
                                                                   -----------------     ------------------
                                                                   $        17,661       $         19,429
                                                                   =================     ==================


NOTE 7.   NOTES PAYABLE

    Notes payable consist of the following (in thousands):                         DECEMBER 31,       SEPTEMBER 30,
                                                                                       1998               1999
                                                                                   -------------      -------------
                                                                                                      (unaudited)
    Notes payable to various financial institutions, maturing at dates ranging between November 1999 and November 2027. The notes bear interest
      monthly at various rates ranging from 7.9% to 13.0%. (1)(2)................      $72,328          $ 89,174


    Notes payable to various individuals, maturing at dates ranging between
     October 1999 and November 2000. The notes bear interest at various
      rates ranging from 15.0% to 36.0%..........................................       15,875            26,311

    Other........................................................................          103                 -
                                                                                    -----------     ------------

                                                                                       $88,306          $115,485
                                                                                    ==========      ============

    (1) On February 9, 1998, the Company entered into a $10.0 million revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions, and $5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1.0 million is payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. These due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $5.0 million and $8.9 million, respectively, and available borrowings of $5.0 million and $1.1 million, respectively, under this agreement. The $1.1 million availability is for land acquisitions only.

    (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 9.75% at September 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $1.9 million and available borrowings of $3.1 million under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants.

    During 1998 and 1999, the Company entered into various notes payable representing borrowings from an unaffiliated individuals. These notes bear interest and mature on the following dates:


                    Principal Balance             Interest Rate                Maturity Date
                    -----------------            ---------------            ---------------------
                          $  530,000                     36%                 October 8, 1999  (1)
                           1,000,000                     24%                 December 16, 1999 (2)
                             846,000                     20%                 December 19, 1999 (3)
                           1,000,000                     20%                 March 17, 2000
                           1,525,000                     24%                 March 23, 2000
                             985,000                     20%                 June 26, 2000
                             430,000                     24%                 June 30, 2000
                           4,820,000                     15%                 August 1, 2000
                           1,000,000                     24%                 September 3, 2000
                           7,520,000                     20%                 September 10, 2000
                           5,655,000                     20%                 September 28, 2000
                           1,000,000                     20%                 November 20, 2000


                (1) This was a 30 day loan and was paid in full on October 8, 1999.
                (2) The Company intends to pay this loan in full.
                (3) The Company intends to renew this loan with the lender.

NOTE 8.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

    Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 19% per annum, with all amounts due at various dates in 2000. During the first quarter of 1999, the Company borrowed $724,000 and $300,000 from the Company's President and principal stockholder, James C. Saxton. The notes mature on February 1, 2000 and bear interest at 19% and 18% per annum, respectively. During the second quarter of 1999, the Company's Executive Vice President, Michele Pori, pledged 530,000 shares of Common Stock, or 6.9% of its outstanding shares, as collateral for a $1.2 million personal loan. Ms.
Pori reloaned the proceeds to the Company. The note payable bears interest at 12% per annum and matures on February 3, 2000. At September 30, 1999, the outstanding balance was $1.2 million. The Company used the proceeds from these loans for general operating expenses.

    During the fourth quarter of 1998, Mr. Saxton pledged 3,471,590 shares of Common Stock, or approximately 44.9% of its outstanding shares, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton originally aggregating $7.6 million bear interest at 12% per annum and mature on February 1, 2000. At September 30, 1999, the outstanding balance was $6.4 million on these loans. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

    The two personal loans Mr. Saxton has outstanding and the personal loan Ms. Pori has outstanding, aggregating $7.6 million, are currently past their maturity date of September 3, 1999. Although the principal amounts are past due, the interest payments are current. The Company is negotiating with the lender to restructure the loans. There is no guarantee that the Company will be successful in doing so. The lender, to-date, has not issued a demand for repayment of any of the loans.

NOTE 9.   EARNINGS PER COMMON SHARE

    As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):



                                THREE MONTHS ENDED SEPTEMBER 30, 1998          THREE MONTHS ENDED SEPTEMBER 30, 1999
                             -------------------------------------------------------------------------------------------
                                                             PER-SHARE                                       PER-SHARE
                               INCOME          SHARES         AMOUNT          INCOME          SHARES          AMOUNT
                             -------------------------------------------------------------------------------------------
Net income.................        $1,371                                       $1,523

BASIC EPS
Income applicable to
  common stockholders......         1,371       7,661,422        $0.18           1,523         7,732,922           $0.20
                              -----------     -----------   ===========    -----------       -----------     ===========
Effect of dilutive
securities:
  Stock options............             -             359                            -               167
                              -----------     -----------                  -----------       -----------
DILUTED EPS
Income applicable to
  common stockholders
  and assumed conversions..        $1,371       7,661,781        $0.18          $1,523         7,733,089           $0.20
                              ===========     ===========   ===========     ===========      ===========     ===========




                                NINE MONTHS ENDED SEPTEMBER 30, 1998           NINE MONTHS ENDED SEPTEMBER 30, 1999
                             -------------------------------------------------------------------------------------------
                                                             PER-SHARE                                       PER-SHARE
                               INCOME          SHARES         AMOUNT          INCOME          SHARES          AMOUNT
                             -------------------------------------------------------------------------------------------
Net income.................        $4,353                                        $5,847

BASIC EPS
Income applicable to
  common stockholders......         4,353       7,649,187        $0.57            5,847        7,732,922           $0.76
                              -----------     -----------   ===========    -----------       -----------     ===========
Effect of dilutive
securities:
  Stock options............             -           6,791                             -            1,125
                              -----------     -----------                  -----------       -----------
DILUTED EPS
Income applicable to
  common stockholders
  and assumed conversions..        $4,353       7,655,978        $0.57           $5,847        7,734,047           $0.76
                              ===========     ===========   ===========     ===========      ===========     ===========


    The Company had options and warrants outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options and warrants for the nine months ended September 30, 1998 and 1999 were 415,800 and 732,548, respectively. The antidilutive options and warrants for the nine months ended September 30, 1998 and 1999 were 617,900 and 761,998, respectively.

NOTE 10.   MANAGEMENT STOCK OPTION PLAN

    On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. As of September 30, 1999, the Company had 447,900 stock options outstanding to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and September 30, 2009. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employees the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998. Employees holding 148,300 stock options elected to reprice on January 2, 1998. As of September 30, 1999, stock options had been granted under the Option Plan with exercise prices ranging from $3.625 per share to $8.375 per share.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $37.1 million and $26.9 million at December 31, 1998 and September 30, 1999, respectively.

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

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three and nine months ended September 30, 1998 and 1999, respectively (in thousands):

                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                            --------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                            --------------------------------------------------------------------------------------------
Revenue...................        $11,777          $ 6,110     $         -          $   802        $  309      $ 18,998
Costs.....................          9,469            5,269               -              200             -        14,938
                              -----------      -----------     -----------      -----------     ---------     ---------
   Gross profit...........        $ 2,308          $   841     $         -          $   602        $  309      $  4,060
                              ===========      ===========     ===========      ===========     =========     =========
Depreciation and
   amortization expense...        $     -          $     4     $         -          $   194        $  233      $    431

Interest expense..........        $     -          $    (1)    $         -          $  (536)       $ (187)     $   (724)
Interest income...........        $     -          $     -     $         -          $   201        $    -      $    201

Total assets..............        $47,232          $29,713     $         -          $48,331        $8,827      $134,103



                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                            --------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                            --------------------------------------------------------------------------------------------
Revenue...................        $ 4,989         $ 29,013          $3,214          $   815        $  619      $ 38,650
Costs.....................          4,447           25,403           3,156              159             -        33,165
                              -----------      -----------     -----------      -----------     ---------     ---------
   Gross profit...........        $   542         $  3,610          $   58          $   656        $  619      $  5,485
                              ===========      ===========     ===========      ===========     =========     =========
Depreciation and
   amortization expense...        $     -         $    116          $    -          $   181        $  330      $    627

Interest expense..........        $     -         $      -          $    -          $  (474)       $  (11)     $   (485)
Interest income...........        $    (8)        $     20          $    -          $   342        $    -      $    354

Total assets..............        $48,342         $104,924          $    -          $48,162        $7,645      $209,073



                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                            --------------------------------------------------------------------------------------------
                                                                SALES OF         PROPERTY
                             DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                               SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT        OTHER        TOTAL
                            --------------------------------------------------------------------------------------------
Revenue...................        $30,909          $15,070          $3,819          $ 2,569        $1,209      $ 53,576
Costs.....................         24,236           12,805           3,500              622             -        41,163
                              -----------      -----------     -----------      -----------     ---------     ---------
   Gross profit...........        $ 6,673          $ 2,265          $  319          $ 1,947        $1,209      $ 12,413
                              ===========      ===========     ===========      ===========     =========     =========
Depreciation and
   amortization expense...        $     -          $     7          $    -          $   542        $  648      $  1,197

Interest expense..........        $     -          $    (1)         $    -          $(1,579)       $ (531)     $ (2,111)
Interest income...........        $     -          $     -          $    -          $   739        $   25      $    764

Total assets..............        $47,232          $29,713          $    -          $48,331        $8,827      $134,103


                                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                ----------------------------------------------------------------------------------------
                                                                  SALES OF         PROPERTY
                                DESIGN-BUILD                      COMMERCIAL     OPERATIONS AND
                                  SERVICES      HOMEBUILDING       PROPERTY        MANAGEMENT       OTHER        TOTAL
                                ------------    ------------      ----------     --------------   ---------    ---------
Revenue...................       $ 17,156         $ 76,115        $  4,901         $  2,669        $ 1,778      $102,619
Costs.....................         14,284           66,286           4,180              682              -        85,432
                                ------------    ------------      ----------     --------------   ---------    ---------
   Gross profit...........       $  2,872         $  9,829        $    721         $  1,987        $ 1,778      $ 17,187
                                ============    ============      ==========     ==============   =========    =========
Depreciation and
   amortization expense...       $      -         $    366        $      -         $    530        $   839      $  1,735

Interest expense..........       $      -         $      -        $      -         $ (1,504)       $   (38)     $ (1,542)
Interest income...........       $     (8)        $     20        $      -         $    820        $     -      $    832

Total assets..............       $ 48,342         $104,924        $      -         $ 48,162        $ 7,645      $209,073

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    REVENUE. Total revenue was $38.7 million for the three months ended September 30, 1999, representing a $19.7 million, or 103.4%, increase from $19.0 million for the three months ended September 30, 1998. The increase was primarily due to an increase of $22.9 million, or 374.8%, in sales of homes and an increase of $3.2 million in sales of commercial properties. The 265 single-family home closings for the three months ended September 30, 1999 represented an increase of 373.2%, compared to 56 closings for the three months ended September 30, 1998. Home closings for the three months ended September 30, 1999 included 91 in Nevada, 7 in Utah and 167 in Arizona. For the three months ended September 30, 1998, home closings included 43 in Nevada and 13 in Utah. The increase in home sales was primarily due to the Company's acquisition of Diamond Key Homes, Inc. ("Diamond Key") in November 1998 and its increased focus on homebuilding. Sale of commercial properties was $3.2 million for the three months ended September 30, 1999 compared to $0 for the three months ended September 30, 1998. During the three months ended September 30, 1999, the Company sold a large warehouse and the operations of a retail center. There were no sales of commercial properties during the comparable period of 1998. Construction revenue for the three months ended September 30, 1999 was $5.0 million, a decrease of $6.8 million, or 57.6%, from $11.8 million during the three month ended September 30, 1998. The decrease was primarily due to more construction activity on larger projects during the three months ended September 30, 1998 compared to the three months ended September 30, 1999. During the 1998 period, the Company continued construction on one large residential development and three tax credit partnership apartment complexes. During the comparable 1999 period, the Company continued construction of three tax credit partnership apartment complexes, two of which were near completion, and a senior citizens care facility. Rental and other revenue increased to $1.4 million for the three months ended September 30, 1999, a 29.1% increase over the $1.1 million in the comparable period of the prior year. The increase was primarily due to additional other revenue recognized by HomeBanc Mortgage Corporation ("HomeBanc") during the three months ended September 30, 1999, primarily for origination fees and premiums. HomeBanc, an affiliate of Diamond Key, was acquired by the Company in December 1998.

    COST OF REVENUE. Total cost of revenue was $33.2 million for the three months ended September 30, 1999, representing a $18.2 million, or 122.0%, increase from $14.9 million for the three months ended September 30, 1998. Cost of revenue for the three months ended September 30, 1999 as a percentage of revenue was 85.8%, compared to 78.5% for the three months ended September 30, 1998. The increase was primarily due to the Company's increase in the proportion of revenues it generates from its homebuilding activities due to increased overhead allocation cost on a per unit basis during 1999 and the write-off of costs relating to certain jobs. The Company wrote off approximately $698,000 related to development jobs and design-build contracts that the Company determined would not be completed or collected in the future.

    GROSS PROFIT. Gross profit as a percent of revenue decreased to 14.2% for the three months ended September 30, 1999 from 21.5% for the comparable period in 1998. Gross margins on the sales of homes decreased to 12.4% during the three months ended September 30, 1999 compared to 13.8% during the three months ended September 30, 1998, due to an increased overhead allocation as explained above. Gross margin on construction revenue decreased to 10.9% in the three months ended September 30, 1999, compared to 19.6% in the same period of 1998, primarily due to the timing of the completion of such projects, increased overhead allocation and certain write-offs as explained above. Gross profit margins on commercial properties sold in the three months ended September 30, 1999 was 1.8% during the three months ended September 30, 1999 and no such sales occurred during the same period of 1998. The low profit margin on commercial sales is a result of the sale of the operations of a convenience retail center, a business line that the Company does not intend to pursue consistent with its overall strategy, and the sale of a warehouse, both of which had a higher cost basis.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.6 million for the three months ended September 30, 1999, representing a $1.4 million, or 123.9%, increase from $1.2 million for the three months ended September 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities, the acquisition of Diamond Key in November 1998 and the write-off of approximately $341,000 related to the Company's efforts in a private placement financing that was terminated. Of this increase, $590,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended September 30, 1999 compared to the same period in 1998. The Company had 23 home developments open for sale at September 30, 1999 compared to only 3 at September 30, 1998. In addition, accounting, legal and agency fees increased $274,000, vehicle and repairs and maintenance expenses increased $106,000 and rent, utility, travel and other general office expenses increased $331,000 as the number of employees increased to 622 at September 30, 1999 from 608 at September 30, 1998. General and administrative expenses as a percentage of total revenue was 6.7% for the three months ended September 30, 1999 as compared to 6.2% for the three months ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $627,000 for the three months ended September 30, 1999, representing a $196,000, or 45.5%, increase from $431,000 for the three months ended September 30, 1998. The increase was primarily due to the increase in goodwill amortization expense of $107,000 related to the acquisitions of Diamond Key and HomeBanc in the fourth quarter of 1998 and the increase in amortization expense related to loan fees of $72,000. The remaining increase was due to depreciation expense related to furniture, fixtures and equipment due to the Company's growth.

    INTEREST EXPENSE, NET. Interest expense, net, was $131,000 for the three months ended September 30, 1999, representing a $392,000 or 75.0%, decrease from $523,000 for the three months ended September 30, 1998. The decrease was primarily the result of increased interest capitalization on loans related to construction projects.

    INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $2.1 million for the three months ended September 30, 1999, representing a $184,000, or 9.5%, increase from $1.9 million for the three months ended September 30, 1998. Income before provision for income taxes as a percentage of total revenue was 5.5% for the three months ended September 30, 1999 as compared to 10.2% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    REVENUE. Total revenue was $102.6 million for the nine months ended September 30, 1999, representing a $49.0 million, or 91.5%, increase from $53.6 million for the nine months ended September 30, 1998. The increase was primarily due to an increase of $61.0 million, or 405.1%, in sales of homes to $76.1 million during the nine months ended September 30, 1999 compared to $15.1 million during the nine months ended September 30, 1998. The 689 single-family home closings for the nine months ended September 30, 1999 represented a 359.3% increase over the 150 closings for the nine months ended September 30, 1998. Home closings during the nine months ended September 30, 1999, included 245 in Nevada, 30 in Utah and 414 in Arizona compared to 128 in Nevada and 22 in Utah for the comparable period in 1998. The increase in home sales was primarily due to the Company's increased focus on homebuilding and its acquisitions of Diamond Key and Maxim Homes, Inc. ("Maxim") in November 1998 and March 1998, respectively. Construction revenue decreased $13.8 million, or 44.5% from $30.9 million during the nine months ended September 30, 1998 to $17.2 million during the nine months ended September 30, 1999. The decrease is primarily the result of more active projects and construction activity during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. Three large projects under construction during the nine months ended September 30, 1998 were completed in early 1999; therefore, lower revenues were recognized on these projects as they neared completion during the first part of 1999. Sale of commercial properties was $4.9 million for the nine months ended September 30, 1999 compared to $3.8 million for the nine months ended September 30, 1998. The increase was due to four commercial sales during 1999 compared to only two during 1998. The 1999 sales were a retail center, a parcel of land, a warehouse and the operations of a retail store compared to the 1998 sales which were a warehouse and a commercial center. Rental and other revenue for the nine months ended September 30, 1999 was $4.4 million compared to $3.8 million for the nine months ended September 30, 1998. The increase was due primarily to premiums and origination fees collected by HomeBanc during the nine months ended September 30, 1999.

    COST OF REVENUE. Total cost of revenue was $85.4 million for the nine months ended September 30, 1999, representing a $44.3 million, or 107.5%, increase from $41.2 million for the nine months ended September 30, 1998. Cost of revenue for the nine months ended September 30, 1999 as a percentage of revenue was 83.3%, compared to 76.8% for the nine months ended September 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins than construction margins, the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999 and the write-off of costs relating to certain jobs. During 1999, the Company wrote off approximately $685,000 related to development jobs and design-build contracts that the Company determined would not be completed or collected in the future.

    GROSS PROFIT. Gross profit as a percent of revenue decreased to 16.7% for the nine months ended September 30, 1999 from 23.2% for the comparable period in 1998. Gross margins on the sales of homes decreased to 12.9% during the nine months ended September 30, 1999 compared to 15.0% during the nine months ended September 30, 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross margin on construction revenue decreased to 16.7% in the nine months ended September 30, 1999, compared to 21.6% in the same period of 1998, primarily due to the timing of the completion of such projects, increased overhead allocation and certain write-offs explained previously. Gross profit margin on commercial properties sold in the nine months ended September 30, 1999 increased to 14.7% from 8.4% in the nine months ended September 30, 1998 primarily due to the overall lower cost basis of the properties sold during the 1999 period compared to the properties sold during the 1998 period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.5 million for the nine months ended September 30, 1999, representing a $2.9 million, or 81.3%, increase from $3.6 million for the nine months ended September 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim. Of this increase, $1.6 million of marketing and advertising costs reflect the increased number of housing subdivisions in production during the nine months ended September 30, 1999 compared to the same period in 1998. The Company had 23 home developments open for sale at September 30, 1999 compared to only 3 at September 30, 1998. In addition, accounting, legal and agency fees increased $712,000, vehicle and repairs and maintenance expense increased $285,000 and rent, utility, travel and other general office expenses increased $726,000 as the number of employees increased to 622 at September 30, 1999 from 608 at September 30, 1998. General and administrative expenses as a percentage of total revenue was 6.4% for the nine months ended September 30, 1999 as compared to 6.7% for the nine months ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.7 million for the nine months ended September 30, 1999, representing a $538,000, or 44.9%, increase from $1.2 million for the nine months ended September 30, 1998. The increase was primarily due to the increase in goodwill amortization expense of $371,000 related to the acquisitions of Diamond Key, Maxim and HomeBanc in 1998 and the increase in amortization expense related to loan fees of $109,000. The remaining increase was due to depreciation expense related to furniture, fixtures and equipment purchased or acquired, due to the Company's growth.

    INTEREST EXPENSE, NET. Interest expense, net, was $710,000 for the nine months ended September 30, 1999, representing a $637,000 or 47.3%, decrease from $1.3 million for the nine months ended September 30, 1998. The decrease was primarily the result of a decrease in interest expense due to increased interest capitalization on construction projects.

    INCOME BEFORE PROVISION FOR INCOME TAXES. As a result of the foregoing factors, income before provision for income taxes was $8.2 million for the nine months ended September 30, 1999, representing a $1.9 million, or 30.9%, increase from $6.3 million for the nine months ended September 30, 1998. Income before provision for income taxes as a percentage of total revenue was 8.0% for the nine months ended September 30, 1999 as compared to 11.7% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt, including loans from affiliates, and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from some or all of these sources. Management believes that cash generated from operations, sales of properties, and funds available from external sources of debt, including extention of maturities or obtaining new financing, and equity financing, together with cash on hand at September 30, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is currently exploring alternative methods of financing and negotiating with various lenders as well as in the process of selling certain properties in order to raise cash. There can be no assurance that the Company will be able to obtain such financing.

    The Company has two loans maturing during the fourth quarter of 1999; a $1.0 million loan maturing on December 16, 1999 and a $846,000 loan maturing on December 19, 1999. The Company intends to pay in full the $1.0 million loan and renew the $846,000 loan.

    During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.9% of the Company's outstanding shares at September 30, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on February 1, 2000. The outstanding balance at September 30, 1999 was $6.4 million. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

    During the second quarter of 1999, the Company's Executive Vice President, Michele Pori, pledged 530,000 shares of Common Stock, or 6.9% of its outstanding shares, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12% per annum and matures on February 3, 2000. At September 30, 1999, the outstanding balance was $1.2 million.

    The two personal loans Mr. Saxton has outstanding and the personal loan Ms. Pori has outstanding, aggregating $7.6 million, are currently past their maturity date of September 3, 1999. Although the principal amounts are past due, the interest payments are current. The Company is negotiating with the lender to restructure the loans. There is no guarantee that the Company will be successful in doing so. The lender, to-date, has not issued a demand for repayment of any of the loans.

      On February 9, 1998, the Company entered into a $10.0 million revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions, and $5.0 million for land acquisitions. Borrowing under the line of credit is secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions.
The revolving working capital line for $1.0 million is payable on November
30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. These due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $5.0 million and $8.9 million, respectively, and available borrowings of $5.0 million and $1.1 million, respectively, under this agreement. The $1.1 million availability is for land acquisitions only.

    On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 9.75% at September 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $1.9 million and available borrowings of $3.1 million under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants.

    OPERATING ACTIVITIES. Net cash used in operating activities was $23.9 million for the nine months ended September 30, 1999 compared to $21.4 million for the nine months ended September 30, 1998. The increase in net cash used in operating activities was primarily due to a $32.1 million increase in net cash used for properties under development related to single-family homes during the nine months ended September 30, 1999 compared to a $19.9 million net increase during the nine months ended September 30, 1998. The number of home developments under construction increased to 27 for $74.6 million at September 30, 1999 from 10 for $28.9 million at September 30, 1998.

    INVESTING ACTIVITIES. Net cash provided by investing activities was $1.4 million for the nine months ended September 30, 1999 compared to net cash used of $8.1 million for the nine months ended September 30, 1998. The decrease in net cash used was primarily due to lower expenditures for property acquisitions and improvements during the 1999 period compared to the 1998 period as the Company focused more on homebuilding activities during 1999. The Company spent $10.1 million on property acquisitions and improvements during the 1998 period compared to $2.7 million during 1999. The decrease in net cash used in investing activities was also attributable to increased proceeds from the sales of commercial properties from $4.9 million during the nine months ended September 30, 1999 compared to $984,000 during the nine months ended September 30, 1998. The Company sold a retail center, a parcel of land, a warehouse and the operations of a retail store during the 1999 period compared to only a warehouse and a commercial center during the comparable 1998 period.

    FINANCING ACTIVITIES. Net cash provided by financing activities was $26.7 million for the nine months ended September 30, 1999 compared to $29.9 million for the nine months ended September 30, 1998. The decrease in cash provided by financing activities was primarily due to lower net borrowings of $27.0 million during the nine months ended September 30, 1999 compared to $29.9 million during the nine months ended September 30, 1998.

    Interest costs incurred, expensed and capitalized were as follows (in thousands):


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------       ------------------------
                                                            1998          1999            1998           1999
                                                          --------      --------        --------       --------
       Interest incurred:
          Residential................................     $  1,524      $  2,071        $  2,843       $  6,521
          Commercial.................................          674           554           1,813          1,764
                                                          --------      --------        --------       --------
            Total incurred...........................     $  2,198      $  2,625        $  4,656       $  8,285
                                                          ========      ========        ========       ========
       Interest expensed:
          Residential................................     $    146      $     27        $    477       $     58
          Commercial.................................          579           477           1,634          1,503
                                                          --------      --------        --------       --------
            Total expensed...........................     $    725      $    504        $  2,111       $  1,561
                                                          ========      ========        ========       ========
       Interest capitalized at end of period:
          Residential................................     $  1,378      $  2,044        $  2,366       $  6,463
          Commercial.................................           95            77             179            261
                                                          --------      --------        --------       --------
            Total interest capitalized...............     $  1,473      $  2,121        $  2,545       $  6,724
                                                          ========      ========        ========       ========

    Properties under development and land held for future development or sale increased by $24.1 million from $80.8 million at December 31, 1998 to $104.9 million at September 30, 1999.

     The Company anticipates that during the next twelve months, portfolio projects already in development will cost approximately $518,000 in the aggregate, substantially all of which the Company plans to finance through construction loans. The Company also anticipates that it will spend approximately $1.2 million for planned portfolio projects during the next twelve months. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company plans to obtain permanent financing secured by the property.

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

    The Company has made its capital contributions to the nine Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.0 million, to meet operating deficits, if any, of such Tax Credit Partnerships.

    The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

BACKLOG

    The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At September 30, 1999, the Company had 445 homes in backlog, representing an aggregate sales value of approximately $48.6 million. At September 30, 1998, the Company's backlog was 41 homes representing an aggregate sales value of $4.5 million.

    The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At September 30, 1999, the Company had backlog under its design-build contracts of approximately $18.0 million. At September 30, 1998, the Company's design-build backlog was approximately $35.8 million.

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

     Through September 30, 1999, the Company has completed a majority of its Y2K resolution efforts on its business critical internal hardware and software. The Company increased the awareness of the Y2K issue across the Company, assessed the Company's Y2K issues, determined proposed resolutions, validated those proposed resolutions and implemented most system solutions.

     Given the information known at this time about the Company's systems and Y2K issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, Y2K costs, the majority of which have been incurred in fiscal 1999. Current Y2K expenditures have been approximately $72,000 thus far due to much of the work performed by existing internal staff. Estimated remaining costs should not exceed $10,000-$20,000. These costs include incremental personnel costs, consulting costs and costs for the modification of or replacement of existing hardware and software. These costs have been and will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software has been and will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

     The Company currently has not established a formal contingency plan in the event the Company is not successful with its attempts to be fully Y2K compliant; however, the Company may make provisions that would include the stockpiling of construction raw materials, automated reports and the development of back-up systems as an alternative to computers prior to December 31, 1999.

RISKS AND RELATED FACTORS

    LIQUIDITY. The two personal loans Mr. Saxton has outstanding and the personal loan Ms. Pori has outstanding, aggregating $7.6 million, are currently past their maturity date of September 3, 1999. Although the principal amounts are past due, the interest payments are current. The Company is negotiating with the lender to restructure the loans. There is no guarantee that the Company will be successful in doing so. The lender, to-date, has not issued a demand for repayment of any of the loans. The Company has two loans maturing during the fourth quarter of 1999; a $1.0 million loan maturing on December 16, 1999 and a $846,000 loan maturing on December 19, 1999. The Company intends to pay in full the $1.0 million loan and renew the $846,000 loan. Management believes that cash generated from operations, sales of properties, and funds available from external sources of debt, including extention of maturities or obtaining new financing, and equity financing, together with cash on hand at September 30, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is currently exploring alternative methods of financing and negotiating with various lenders as well as in the process of selling certain properties. There can be no assurance that the Company will be able to obtain such financing.

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

    EFFECTS OF CHANGING PRICES, INFLATION AND INTEREST RATES. Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $77.4 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 9.05% per annum at September 30, 1999. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Form 8-K, dated November 8, 1999, Item 5. Other Events, Announcement of termination of former chief financial officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SAXTON INCORPORATED

November 19, 1999                    By:    /s/ James C. Saxton
                                            -----------------------------------
                                            James C. Saxton
                                            President, Chief Executive Officer
                                            and Interim Chief Financial Officer
                                            (Principal Financial Officer)

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

                                INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
    EXHIBIT                                                                                NUMBERED
    NUMBER                                  DESCRIPTION                                      PAGE
    -------                                 -----------                                  ------------
      27         Financial Data Schedule for the quarter ended September 30, 1999             27