Form 10-Q/A
period 1999-03-31
SAXTON INC
filed 2000-05-15
CIK 1014488

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

                         YES   [ ]           NO   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of May 5, 1999 was 7,732,922.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                  FORM 10-Q/A

                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I.  FINANCIAL INFORMATION
     Item 1.                    Condensed Financial Statements

                                Condensed Consolidated Balance Sheets  -
                                December 31, 1998 and March 31, 1999 (as restated) . . . . . .   3

                                Condensed Consolidated Statements of Income -
                                Three Months Ended March 31, 1998 and 1999 (as restated) . . .   4

                                Condensed Consolidated Statement of  Stockholders'
                                Equity - Three Months Ended March 31, 1999 (as restated) . . .   5

                                Condensed Consolidated Statements of Cash Flows -
                                Three Months Ended March 31, 1998 and 1999(as restated) . . .  6-7

                                Notes to Condensed Consolidated Financial Statements . . .    8-15

     Item 2.                    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations  . . . . . .   15-20

     Item 3.                    Quantitative and Qualitative Disclosures About Market Risk . .  20

PART II.  OTHER INFORMATION

     Item 1.                    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    21

     Item 2.                    Changes in Securities . . . . . . . . . . . . . . . . . . . .   21

     Item 3.                    Defaults Upon Senior Securities and Use of Proceeds . . . . .   21

     Item 4.                    Submission of Matters to a Vote of Security Holders . . . . .   21

     Item 5.                    Other Information . . . . . . . . . . . . . . . . . . . . . .   21

     Item 6.                    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                   DECEMBER 31,      MARCH 31,
                               ASSETS                                  1998             1999
                                                                   -------------  ----------------
                                                                                   (as restated -
                                                                                    see note 2)
Real estate properties:
 Operating properties, net of accumulated depreciation . . . . .   $      23,117  $         22,078
 Properties under development . . . . . . . . . . . . . . . . . .         79,418            85,741
 Land held for future development or sale . . . . . . . . . . . .          1,349             6,812
                                                                   -------------  ----------------
   Total real estate properties . . . . . . . . . . . . . . . . .        103,884           114,631

Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .          1,331               863
Due from Tax Credit Partnerships  . . . . . . . . . . . . . . . .         31,997            31,634
Construction contracts receivable, net of allowance for doubtful
 accounts of $403 at December 31, 1998 and March 31, 1999 . . . .          8,773             8,657
Costs and estimated earnings in excess of billings on
 uncompleted contracts. . . . . . . . . . . . . . . . . . . . . .          2,618             1,990
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . .          1,000             1,451
Investments in joint ventures   . . . . . . . . . . . . . . . . .          3,577             3,622
Due from related parties  . . . . . . . . . . . . . . . . . . . .            154               145
Prepaid expenses and other assets . . . . . . . . . . . . . . . .         17,661            16,453
                                                                   -------------  ----------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $     170,995  $        179,446
                                                                   =============  ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses . . . . . . . . . . . . . .  $      24,892  $         25,085
Tenant deposits and other liabilities . . . . . . . . . . . . . .          6,295             6,085
Billings in excess of costs and estimated earnings
 on uncompleted contracts . . . . . . . . . . . . . . . . . . . .            181               888
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .         88,306            96,057
Notes payable to related parties  . . . . . . . . . . . . . . . .         12,016            11,111
Long-term capital lease obligations   . . . . . . . . . . . . . . .        1,118             1,179
                                                                   -------------  ----------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .        132,808           140,405

Commitments and contingencies (notes 5, 9 and 12)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
 shares; issued and outstanding 7,732,922 at December 31, 1998
 and March 31, 1999 . . . . . . . . . . . . . . . . . . . . . . .              8                 8
Preferred stock, $.001 par value. Authorized 5,000,000
 shares; no shares issued and outstanding . . . . . . . . . . . .              -                 -
Additional paid-in capital                                                21,482            21,482
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .         16,697            17,551
                                                                   -------------  ----------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .         38,187            39,041
                                                                   -------------  ----------------

     Total liabilities and stockholders' equity . . . . . . . . .  $     170,995  $        179,446
                                                                   =============  ================

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                     --------------------------------------
                                                                             1998                1999
                                                                     --------------------  ----------------
                                                                                            (as restated -
                                                                                             see note 2)
REVENUE:
 Construction revenue, including Tax Credit
   Partnership construction revenue of $4,230 and $3,913
   for the three months ended March 31, 1998 and 1999, respectively  $             5,737   $          4,750
 Sales of homes . . . . . . . . . . . . . . . . . . . . . . . . . .                2,785             21,671
 Sales of commercial properties   . . . . . . . . . . . . . . . . .                2,834              1,550
 Rental revenue . . . . . . . . . . . . . . . . . . . . . . . . . .                  924              1,010
 Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .                  429                571
                                                                     --------------------  ----------------
     Total revenue. . . . . . . . . . . . . . . . . . . . . . . . .               12,709             29,552
                                                                     --------------------  ----------------

COST OF REVENUE:
 Cost of construction, including Tax Credit Partnership cost of construction of $3,012 and $2,686 for the three months ended
   March 31, 1998 and 1999, respectively. . . . . . . . . . . . . .                4,503              3,868
 Cost of homes sold   . . . . . . . . . . . . . . . . . . . . . . .                2,344             19,230
 Cost of commercial properties sold   . . . . . . . . . . . . . . .                2,580              1,006
 Rental operating cost  . . . . . . . . . . . . . . . . . . . . . .                  175                287
                                                                     --------------------  ----------------
     Total cost of revenue. . . . . . . . . . . . . . . . . . . . .                9,602             24,391
                                                                     --------------------  ----------------

 Gross profit   . . . . . . . . . . . . . . . . . . . . . . . . . .                3,107              5,161
                                                                     --------------------  ----------------
 General and administrative expenses  . . . . . . . . . . . . . . .                  752              2,040
 Depreciation and amortization    . . . . . . . . . . . . . . . . .                  391                531
                                                                     --------------------  ----------------
     Operating income . . . . . . . . . . . . . . . . . . . . . . .                1,964              2,590
                                                                     --------------------  ----------------
OTHER EXPENSE:
 Interest expense, net of interest income of $293 and $245 for the
   three months ended March 31, 1998 and 1999, respectively . . . .                 (367)           (1,352)
 Joint venture loss  . . . . . . . . . . . . .  . . . . . . . . . .                   (2)               (6)
                                                                     --------------------  ----------------
     Total other expense . . . . . . . . . . .  . . . . . . . . . .                 (369)           (1,358)
                                                                     --------------------  ----------------
Income before provision for income taxes  . . . . . . . . . . .  .                 1,595              1,232
Provision for income taxes    . . . . . . . . . . .  . . . . . . .                   444                378
                                                                     --------------------  ----------------
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $             1,151   $            854
                                                                     ====================  ================
EARNINGS PER COMMON SHARE:
Basic:
-------------------------------------------------------------------
Net income     . . . . . . . . . . .  . . . . . . . . . .. . . . .   $              0.15   $           0.11
                                                                     ====================  ================

Weighted-average number of common shares outstanding                           7,624,310          7,732,922
                                                                     ====================  ================

Diluted:
-------------------------------------------------------------------
Net income     . . . . . . . . . . .  . . . . . . . . . . . . . .   $              0.15   $           0.11
                                                                     ====================  ================
Weighted-average number of common shares outstanding assuming
 dilution    . . . . . . . . . . .  . . . . . . . . . . . . . . .             7,679,049          7,734,817
                                                                     ====================  ================

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                   (unaudited)

                                                                 ADDITIONAL
                                             SHARES     COMMON     PAID-IN    RETAINED
                                           OUTSTANDING   STOCK     CAPITAL    EARNINGS    TOTAL
                                           -----------  -------  -----------  ---------  -------

Balance at December 31, 1998. . . . . . .        7,733  $     8  $    21,482  $  16,697  $38,187

Net income for the three months
ended March 31, 1999 (as restated -
 see note 2). . . . . . . . . . . . . . .            -        -            -        854      854
                                           -----------  -------  -----------  ---------  -------
Balance at March 31, 1999 (as restated -
 see note 2). . . . . . . . . . . . . . .        7,733  $     8  $    21,482  $  17,551  $39,041
                                           ===========  =======  ===========  =========  =======

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                       --------------------------------------
                                                                               1998                1999
                                                                       --------------------  ----------------
                                                                                              (as restated -
                                                                                               see note 2)
Cash flows from operating activities:
---------------------------------------------------------------------
 Net income                                                            $             1,151   $           854
 Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .                  391               531
     Gain on sales of commercial properties . . . . . . . . . . . . .             (    254)        (     671)
     Joint venture loss . . . . . . . . . . . . . . . . . . . . . . .                    2                 5
     Increase in investments in joint ventures. . . . . . . . . . . .                    -         (      50)
     Changes in operating assets and liabilities:
       Decrease (increase) in due from Tax Credit Partnerships. . . .             (  4,971)              363
       Decrease (increase) in construction contracts receivable . . .             (    846)              116
       Decrease in costs and estimated earnings in excess of billings
         on uncompleted contracts . . . . . . . . . . . . . . . . . .                2,704               628
       Increase in properties under development . . . . . . . . . . .             (  3,590)        (  10,468)
       Decrease in prepaid expenses and other assets. . . . . . . . .                  587             1,201
       Increase (decrease) in accounts payable and accrued expenses .             (  1,382)              193
       Increase (decrease) in billings in excess of costs and
         estimated earnings on uncompleted contracts. . . . . . . . .             (    662)              707
       Increase (decrease) in tenant deposits and other liabilities .                  123              (210)
                                                                       --------------------  ----------------

         Net cash used in operating activities. . . . . . . . . . . .               (6,747)           (6,801)
                                                                       --------------------  ----------------

Cash flows from investing activities:
---------------------------------------------------------------------
 Expenditures for property acquisitions and improvements                          (  3,394)         (  1,313)
 Proceeds from sales of commercial properties                                            -             1,550
 Increase in notes receivable from related parties                                (     19)         (     28)
 Payments from notes receivable from related parties                                     2                37
 Increase in notes receivable                                                     (    404)         (    949)
 Payments from notes receivable                                                        120               248
 Cash paid to acquire net assets of Maxim Homes, Inc.                             (    785)                -
                                                                       --------------------  ----------------

         Net cash used in investing activities. . . . . . . . . . . .             (  4,480)         (    455)
                                                                       --------------------  ----------------
Cash flows from financing activities:
---------------------------------------------------------------------
 Proceeds from issuance of notes payable . . . . . . . . . . .  . .                 17,145            26,176
 Payments on notes payable and capital lease obligations  . . . . .               (  5,286)        (  18,483)
 Proceeds from issuance of notes payable to related parties . . . .                    903               300
 Payments on notes payable to related parties . . . . . . . . . . .               (    902)        (   1,205)
                                                                       --------------------  ----------------

         Net cash provided by financing activities. . . . . . . . .                 11,860             6,788
                                                                       --------------------  ----------------

         Net increase (decrease) in cash and cash equivalents  . . .                   633         (     468)
 Cash and cash equivalents:
   Beginning of period  . . . . . . . . . . .  . . . . . . . . . . .                 1,110             1,331
                                                                       --------------------  ----------------

   End of period . . . . . . . . . . .  . . . . . . . . . . .  . . .    $             1,743   $           863
                                                                       ====================  ================

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                         -------------------------------------
                                                                                1998                1999
                                                                         -------------------  ----------------
                                                                                               (as restated -
                                                                                                   see note 2)
Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the period for interest, net of amounts capitalized  $             1,303  $          2,251
                                                                         ===================  ================

   Cash paid during the period for income taxes . . . . . . . . . . . .  $             2,369  $              9
                                                                         ===================  ================

Non-cash financing and investing activities:
--------------------------------------------
   Common stock issued to acquire net assets of
     Maxim Homes, Inc . . . . . . . . . . . . . . . . . . . . . . . . .  $               338  $              -
                                                                         ===================  ================

   Capital lease obligation recorded in connection with equipment
     acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                18  $            119
                                                                         ===================  ================

   Recognition of revenue for the prior sale of a commercial
     property which was subject to certain conditions . . . . . . . . .  $             2,834  $              -
                                                                         ===================  ================


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


NOTE  2.   RESTATEMENT  OF  QUARTERLY  INFORMATION

     Subsequent to the issuance of the Company's March 31, 1999 condensed consolidated financial statements, the Company's management determined that certain interest and indirect construction costs capitalized should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of home and commercial properties were recognized. As a result, the accompanying financial statements as and for the three months ended March 31, 1999 have been restated from amounts previously reported to appropriately account for these transactions. The following is a summary of the effects of the restatement (in thousands, except per share data):

                                                     AS OF MARCH 31, 1999
                                            -------------------------------------
                                            AS PREVIOUSLY REPORTED   AS RESTATED
                                            -----------------------  ------------
Balance Sheet Data:
Property under development . . . . . . . .  $                85,814  $     85,741
Total real estate properties . . . . . . .                  114,704       114,631
Prepaid expenses and other assets. . . . .                   17,747        16,453
Total assets . . . . . . . . . . . . . . .                  180,813       179,446
Accounts payable and accrued expenses. . .                   25,505        25,085
Total liabilities. . . . . . . . . . . . .                  140,825       140,405
Retained earnings. . . . . . . . . . . . .                   18,498        17,551
Stockholders' equity . . . . . . . . . . .                   39,988        39,041
Total liabilities and stockholders' equity                  180,813       179,446

                                                     FOR THE THREE MONTHS ENDED
                                                            MARCH 31, 1999
                                          -------------------------------------------
                                             AS PREVIOUSLY REPORTED      AS RESTATED
                                          ----------------------------  -------------
Statements of Income Data:
Cost of construction . . . . . . . . . .  $                      3,888  $       3,868
Cost of homes sold . . . . . . . . . . .                        19,074         19,230
Total cost of revenue. . . . . . . . . .                        24,255         24,391
Gross profit . . . . . . . . . . . . . .                         5,297          5,161
General and administrative expenses. . .                         1,866          2,040
Operating income . . . . . . . . . . . .                         2,900          2,590
Interest expense . . . . . . . . . . . .                        (  295)      (  1,352)
Total other expense. . . . . . . . . . .                        (  301)      (  1,358)
Income before provision for income taxes                         2,599          1,232
Provision for income taxes . . . . . . .                           798            378
Net income . . . . . . . . . . . . . . .                         1,801            854
Earnings per common share:
Basic. . . . . . . . . . . . . . . . . .  $                       0.23  $        0.11
Diluted. . . . . . . . . . . . . . . . .  $                       0.23  $        0.11


NOTE  3.   ACQUISITIONS

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

NOTE  4.   BASIS  OF  PRESENTATION

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

NOTE  5.   REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    MARCH 31, 1999
                                          -------------------  ----------------
Cost:
 Buildings . . . . . . . . . . .          $           19,530   $        18,830
 Tenant improvements . . . . . .                         761               510
 Land  . . . . . . . . . . . . .                       6,122             5,867
                                          -------------------  ----------------
Real estate operating properties at cost              26,413            25,207
Less accumulated depreciation and
 amortization. . . . . . . . . .                 (     3,296)       (    3,129)
                                          -------------------  ----------------
Real estate operating properties, net     $           23,117   $        22,078
                                          ===================  ================

     Depreciation expense relating to real estate operating properties for the three months ended March 31, 1998 and 1999 was $178,000 and $167,000, respectively.

NOTE  6.   CONSTRUCTION  CONTRACTS

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

     Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    MARCH 31, 1999
                                          -------------------  ----------------
Costs incurred to date . . . . . . . . .  $           98,470   $       101,655
Estimated earnings to date . . . . . . .              30,694            32,033
                                          -------------------  ----------------
                                                     129,164           133,688
Less billings to date. . . . . . . . . .            (126,727)         (132,586)
                                          -------------------  ----------------
Cost and estimated earnings in excess of
billings, net. . . . . . . . . . . . . .  $            2,437   $         1,102
                                          ===================  ================

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                           DECEMBER 31, 1998    MARCH  31, 1999
                                           -------------------  -----------------
Costs and estimated earnings in excess of
billings on uncompleted contracts . . . .  $            2,618   $          1,990
Billings in excess of costs and estimated
earnings on uncompleted contracts . . . .              (  181)           (   888)
                                           -------------------  -----------------
Costs and estimated earnings in excess of
billings, net . . . . . . . . . . . . . .  $            2,437   $          1,102
                                           ===================  =================

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE  7.   PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                        DECEMBER 31, 1998   MARCH 31, 1999
                                                        ------------------  ---------------
Rental and other accounts receivable . . . . . . . . .  $              575  $           650
Goodwill . . . . . . . . . . . . . . . . . . . . . . .               7,877            7,770
Development costs. . . . . . . . . . . . . . . . . . .               2,598            1,237
Deferred tax assets, net . . . . . . . . . . . . . . .                  74               95
Furniture and equipment, net . . . . . . . . . . . . .               1,379            1,425
Option and escrow deposits and impounds. . . . . . . .               3,087            3,301
Inventories. . . . . . . . . . . . . . . . . . . . . .                 101              112
Other assets, primarily prepaid expenses and loan fees               1,970            1,863
                                                        ------------------  ---------------
                                                        $           17,661  $        16,453
                                                        ==================  ===============

NOTE  8.   NOTES  PAYABLE

Notes payable consist of the following (in thousands):                       DECEMBER 31,  MARCH 31,
                                                                                 1998         1999
                                                                             ------------  ----------
Notes payable to various financial institutions, maturing at dates ranging between April 1999 and November 2027.  The notes bear interest
  monthly at various rates ranging from 7.9% to 13.0%. (1)(2)(3)             $     72,328  $   78,682

Notes payable to various individuals, maturing at dates ranging between
  June 1999 and  March 2000.  The notes bear interest at various rates
  ranging from 15.0% to 24.0%.  . . . . . . . . . . . . . . . . . .                15,875      17,375

Other    . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .                   103          --
                                                                             ------------  ----------
                                                                             $     88,306  $   96,057
                                                                               ==========  ==========

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


     (2)  On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans  under  the  Agreement  bear  monthly  interest at 1.5% above the prime rate as defined in the
Agreement  (9.25%  at  December  31,  1998  and  March 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement.  Loans  under the Agreement are available only for the acquisition of land and are secured by first trust deeds on  certain  real  property.  As  of  December  31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $1.9 million  and  $2.2  million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the
Agreement.  Under  the  terms of the Agreement, the Company is required to meet certain financial covenants.  The Company was in  compliance  with  those  covenants  at  March  31,  1999.


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

NOTE  9.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12% to 18%, with all amounts due at various dates in 1999.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.9% of its outstanding shares, as collateral for two loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE  10.   EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):


                             THREE MONTHS ENDED MARCH 31, 1998  THREE MONTHS ENDED MARCH 31, 1999
                             ---------------------------------  ---------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $ 1,151                         $   854
Basic EPS
------------------------------
Income applicable to
  common stockholders. . . . .    1,151  7,624,310  $     0.15      854  7,732,922  $     0.11
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -     54,739                    -      1,895
                                -------  ---------              -------  ---------
Diluted EPS
------------------------------
Income applicable to
  common stockholders
  and assumed conversions. . .  $ 1,151  7,679,049  $     0.15  $   854  7,734,817  $     0.11
                                =======  =========  ==========  =======  =========  ==========

     The Company had options outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for March 31, 1998 and 1999 were 51,050 and 419,450, respectively.

NOTE  11.   MANAGEMENT  STOCK  OPTION  PLAN

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

NOTE  12.   COMMITMENTS  AND  CONTINGENCIES

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

NOTE  13.   INFORMATION  REGARDING  BUSINESS  SEGMENTS

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

                                                          MARCH 31, 1998
                       ---------------------------------------------------------------------------------
                                                        SALES OF        PROPERTY
                        DESIGN-BUILD                   COMMERCIAL    OPERATIONS AND
                          SERVICES      HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER     TOTAL
Revenue . . . . . . .  $         5,737  $       2,785  $     2,834  $            924  $    429  $ 12,709

Costs . . . . . . . .            4,503          2,344        2,580               175         -     9,602
                       ---------------  -------------  -----------  ----------------  --------  --------
 Gross profit . . . .  $         1,234  $         441  $       254  $            749  $    429  $  3,107
                       ===============  =============  ===========  ================  ========  ========

Depreciation and
 amortization expense  $             -  $           -  $         -  $            168  $    223  $    391

Interest expense. . .  $             -  $           -  $         -  $        (501  )  $(159  )  $(660  )
Interest income . . .  $             -  $           -  $         -  $            198  $     95  $    293

Total assets. . . . .  $        27,851  $      20,380  $         -  $         39,803  $ 10,852  $ 98,886

                                                            MARCH 31, 1999
                       ----------------------------------------------------------------------------------
                                                         SALES OF        PROPERTY
                        DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                          SERVICES       HOMEBUILDING    PROPERTY       MANAGEMENT     OTHER     TOTAL
Revenue . . . . . . .  $         4,750  $       21,671  $     1,550  $          1,010  $  571  $   29,552

Costs . . . . . . . .            3,868          19,230        1,006               287       -      24,391
                       ---------------  --------------  -----------  ----------------  ------  ----------
 Gross profit . . . .  $           882  $        2,441  $       544  $            723  $  571  $    5,161
                       ===============  ==============  ===========  ================  ======  ==========

Depreciation and
 amortization expense  $             -  $          126  $         -  $            158  $  247  $      531

Interest expense. . .  $             -  $        (  29) $         -  $       (  1,568) $    -  $ (  1,597)
Interest income . . .  $             -  $            -  $         -  $            223  $   22  $      245

Total assets. . . . .  $        43,039  $       80,179  $         -  $         48,045  $8,183  $  179,446


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

Three  Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Restatement of Quarterly Information. Subsequent to the issuance of the company's March 31, 1999 condensed consolidated financial statements, the company's management determined that certain interest and indirect construction costs capitalized should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of homes and commercial properties were recognized. As a result, the accompnaying financial statements as of and for the three months ended March 31, 1999 have been restated from amounts previously reported to appropriately account for these transactions.


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

     Cost of Revenue. Total cost of revenue was $24.4 million for the three months ended March 31, 1999, representing a $14.8 million, or 154.1%, increase from $9.6 million for the three months ended March 31, 1998. Cost of revenue for the three months ended March 31, 1999 as a percentage of revenue was 82.5%, compared to 75.6% for the three months ended March 31, 1998. The increase was primarily due to the higher cost basis of the commercial property sold in 1999 and an increase in overhead allocation due to the Company's increased homebuilding operations during 1999.

     Gross Profit. Gross profit as a percent of revenue decreased to 17.5% for the three months ended March 31, 1999 from 24.4% for the comparable period in 1998. Gross margins on the sales of homes decreased to 11.3% in the first three months of 1999 compared to 15.8% in the first three months of 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross profit margin on home closings from Diamond Key in the first three months of 1999 was 13.9%. Diamond Key was acquired in November 1998.
Gross margin on construction revenue decreased to 18.6% in the three months ended March 31, 1999, compared to 21.5% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margin on commercial properties sold in the three months ended March 31, 1999 increased to 35.1% from 9.0% in the three months ended March 31, 1998. In the first three months of 1999, one retail commercial property was sold, which yielded a higher gross profit margin than the one rental property that was sold in the same period of 1998.

     General and Administrative Expenses. General and administrative expenses were $2.0 million for the three months ended March 31, 1999, representing a $1.3 million, or 171.3%, increase from $752,000 for the three months ended March 31, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenue, including the acquisitions of Diamond Key and Maxim. Of this increase, $261,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended March 31, 1999 compared to the same period in 1998. The Company added 14 projects in Arizona and two in Utah during the first quarter of 1999. In addition, accounting, legal and other professional fees increased $259,000, vehicle, equipment and repairs and maintenance expense increased $145,000 and rent, utility, travel and other general office expenses increased $405,000. As a result, general and administrative expenses as a percentage of total revenue was 6.9% for the three months ended March 31, 1999 as compared to 5.9% for the three months ended March 31, 1998.
[/R]
     Depreciation and Amortization. Depreciation and amortization expense was $531,000 for the three months ended March 31, 1999, representing a $140,000, or 35.8%, increase from $391,000 for the three months ended March 31, 1998. The increase was primarily due to goodwill amortization expense of $145,000 for the three months ended March 31, 1999 for Diamond Key, Maxim and HomeBanc Mortgage Corporation, which were acquired in 1998 utilizing the purchase method of accounting. This increase was partially offset by a $29,000 decrease in depreciation expense due to a decrease in the cost basis of properties due to operating properties and equipment sold in prior periods.

     Interest Expense, Net. Interest expense, net, was $1.4 million for the three months ended March 31, 1999, representing a $985,000 or 268.4%, increase from $367,000 for the three months ended March 31, 1998. The increase was primarily the result of higher levels of debt and higher interest rates on the debt. Interest income decreased $48,000, or 16.4%, for the three months ended March 31, 1999 compared to the same period in 1998, due to a decrease in notes receivable to $1.5 million at March 31, 1999 from $3.2 million at March 31, 1998.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $1.2 million for the three months ended March 31, 1999, representing a $363,000, or 22.7%, decrease from $1.6 million for the three months ended March 31, 1998. Income before provision for income taxes as a percentage of total revenue was 4.2% for the three months ended March 31, 1999 as compared to 12.6% for the three months ended March 31, 1998.

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

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.9% of the Company's outstanding shares at March 31, 1999, as collateral for two personal loans to Mr. Saxton. Mr. Saxton reloaned the proceeds from such loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million bear interest at 12% per annum and mature on August 1, 1999. The Company intends to refinance the loans from Mr. Saxton prior to their maturities. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

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

     On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement (the "Agreement") with a financial institution. Loans under the Agreement bear monthly interest at 1.5% above the prime rate as defined in the Agreement (9.25% at December 31, 1998 and March 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the Agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and March 31, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the Agreement. Under the terms of the Agreement, the Company is required to meet certain financial covenants. The Company was in compliance with the covenants at March 31, 1999.

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

     Investing Activities. Net cash used in investing activities was $455,000 for the three months ended March 31, 1999 and $4.5 million for the three months ended March 31, 1998. The decrease was primarily due to a reduction in expenditures for property and land acquisitions, improvements and proceeds received from the sale of a commerical property during the three months ended March 31, 1999, while no commercial properties were sold during the three months ended March 31, 1998.

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

     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             1998          1999
                                        -------------..-------------
Interest incurred:
 Residential . . . . . . . . . . . . .  $         515  $       2,169
 Commercial. . . . . . . . . . . . . .            622            601
                                        -------------  -------------
   Total incurred . . . . . . . . . . . $       1,137  $       2,770
                                        =============  =============

Interest expensed:
 Residential   . . . . . . . . . . . .  $         133  $       1,086
 Commercial  . . . . . . . . . . . . .            527            511
                                        -------------  -------------
   Total expensed  . . . . . . . . . .  $         660  $       1,597
                                        =============  =============

Interest capitalized at end of period:
 Residential   . . . . . . . . . . . .  $         382  $       1,083
 Commercial  . . . . . . . . . . . . .             95             90
                                        -------------  -------------
   Total interest capitalized  . . . .  $         477  $       1,173
                                        =============  =============

     Properties under development and land held for future development or sale increased $11.8 million from $80.7 million at December 31, 1998 to $92.6 million at March 31, 1999.

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

                                    SAXTON  INCORPORATED

May  15, 2000                      By:        /s/  James  C.  Saxton
                                    --------------------------------------
                                                   James  C.  Saxton

                                    Chairman of the Board of Directors, President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer)

                                    By:     /s/  Melody  J.  Sullivan
                                    --------------------------------------
                                                 Melody  J.  Sullivan
                                    Vice  President and Chief Accounting Officer
                                    (Principal  Accounting  Officer)

                                INDEX TO EXHIBITS

                                                                SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                          -----

 27     Financial Data Schedule for the quarter ended March 31, 1999      23