Form 10-Q/A
period 1999-06-30
SAXTON INC
filed 2000-05-15
CIK 1014488

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

                         YES   [  ]           NO   [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of August 4, 1999 was 7,732,922.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q/A


                                                                         PAGE
                                                                        NUMBER
                                                                        ======
PART I.  FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Condensed Consolidated Balance Sheets  -
            December 31, 1998 and June 30, 1999.(as restated)  . . . .       3

            Condensed Consolidated Statements of Income -
            Three and Six Months Ended June 30, 1998 and 1999.(as restated)  4

            Condensed Consolidated Statement of  Stockholders'
            Equity - Six Months Ended June 30, 1999. (as restated) . .       5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1999. (as restated) . .     6-7

            Notes to Condensed Consolidated Financial Statements . . .    8-16

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .   16-22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      23


PART II. OTHER INFORMATION
Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      24

Item 2.     Changes in Securities and Use of Proceeds. . . . . . . . .      24

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . .      24

Item 4.     Submission of Matters to a Vote of Security Holders. . . .      24

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . .      24

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS


                               SAXTON INCORPORATED AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share and per share amounts)
                                            (unaudited)


                                                                   DECEMBER 31,       JUNE 30,
                                  ASSETS                               1998             1999
                                                                   -------------  ----------------
                                                                                   (as restated -
                                                                                    see note 2)
Real estate properties:
 Operating properties, net of accumulated depreciation             $      23,117  $         31,571
 Properties under development . . . . . . . . . . . . . . . . . .         79,418            82,461
 Land held for future development or sale . . . . . . . . . . . .          1,349             5,381
                                                                   -------------  ----------------
   Total real estate properties . . . . . . . . . . . . . . . . .        103,884           119,413

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          1,331               390
Due from Tax Credit Partnerships. . . . . . . . . . . . . . . . .         31,997            33,124
Construction contracts receivable, net of allowance for doubtful
 accounts of $403 at December 31, 1998 and June 30, 1999. . . . .          8,773             8,739
Costs and estimated earnings in excess of billings on
 uncompleted contracts. . . . . . . . . . . . . . . . . . . . . .          2,618             1,578
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . .          1,000             1,402
Investments in joint ventures . . . . . . . . . . . . . . . . . .          3,577             3,603
Due from related parties. . . . . . . . . . . . . . . . . . . . .            154               166
Prepaid expenses and other assets . . . . . . . . . . . . . . . .         17,661            17,179
                                                                   -------------  ----------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $     170,995  $        185,594
                                                                   =============  ================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses . . . . . . . . . . . . . .  $      24,892  $         20,507
Tenant deposits and other liabilities . . . . . . . . . . . . . .          6,295             6,476
Billings in excess of costs and estimated earnings
 on uncompleted contracts . . . . . . . . . . . . . . . . . . . .            181               281
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . .         88,306           104,292
Notes payable to related parties. . . . . . . . . . . . . . . . .         12,016            12,783
Long-term capital lease obligations . . . . . . . . . . . . . . .          1,118             1,120
                                                                   -------------  ----------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . .        132,808           145,459

Commitments and contingencies (notes 5, 9 and 12)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
 shares; issued and outstanding 7,732,922 at December 31, 1998
 and June 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .              8                 8
Preferred stock, $.001 par value. Authorized 5,000,000
 shares; no shares issued and outstanding . . . . . . . . . . . .              -                 -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .         21,482            21,482
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .         16,697            18,645
                                                                   -------------  ----------------
     Total stockholders' equity . . . . . . . . . . . . . . . . .         38,187            40,135
                                                                   -------------  ----------------

     Total liabilities and stockholders' equity . . . . . . . . .  $     170,995  $        185,594
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

                                               SAXTON INCORPORATED AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except share and per share amounts)
                                                            (unaudited)


                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                      -----------------------------  -----------------------------
                                                                         1998            1999           1998            1999
                                                                      -----------  ----------------  -----------  ----------------
                                                                                    (as restated -                 (as restated -
                                                                                     see note 2)                    see note 2)
REVENUE:
 Construction revenue, including Tax Credit
   Partnership construction revenue of $9,905 and $6,949 for
   the three months ended June 30, 1998 and 1999, respectively, and
   $14,135 and $10,862 for the six months ended June 30, 1998 and
   1999, respectively. . . . . . . . . . . . . . . . . . . . . . . .  $   13,395   $         7,417   $   19,132   $        12,167
 Sales of homes. . . . . . . . . . . . . . . . . . . . . . . . . . .       6,175            25,430        8,960            47,101
 Sales of commercial properties. . . . . . . . . . . . . . . . . . .         984               137        3,819             1,687
 Rental revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         843               844        1,767             1,854
 Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         471               588          899             1,159
                                                                      -----------  ----------------  -----------  ----------------
     Total revenue . . . . . . . . . . . . . . . . . . . . . . . . .      21,868            34,416       34,577            63,968
                                                                      -----------  ----------------  -----------  ----------------

COST OF REVENUE:
 Cost of construction, including Tax Credit Partnership cost of construction of $7,038 and $4,971 for the three months ended
   June 30, 1998 and 1999, respectively, and $10,050 and $7,657
   for the six months ended June 30, 1998 and 1999, respectively . .      10,264             5,914       14,767             9,782
 Cost of homes sold. . . . . . . . . . . . . . . . . . . . . . . . .       5,192            21,932        7,536            41,162
 Cost of commercial properties sold. . . . . . . . . . . . . . . . .         920                18        3,500             1,024
 Rental operating cost . . . . . . . . . . . . . . . . . . . . . . .         248               236          422               523
                                                                      -----------  ----------------  -----------  ----------------
     Total cost of revenue . . . . . . . . . . . . . . . . . . . . .      16,624            28,100       26,225            52,491
                                                                      -----------  ----------------  -----------  ----------------

 Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,244             6,316        8,352            11,477
                                                                      -----------  ----------------  -----------  ----------------
 General and administrative expense. . . . . . . . . . . . . . . . .       1,684             2,362        2,436             4,402
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .         375               577          766             1,108
                                                                      -----------  ----------------  -----------  ----------------
     Operating income. . . . . . . . . . . . . . . . . . . . . . . .       3,185             3,377        5,150             5,967
                                                                      -----------  ----------------  -----------  ----------------

OTHER EXPENSE:
 Interest expense, net of interest income of $270 and $233 for the three months ended June 30, 1998 and 1999, respectively, and $563 and $478 for the six months ended June 30, 1998 and 1999,
   respectively  . . . . . . . . . . . . . . . . . . . . . . . . . .        (456)           (1,854)        (823)           (3,206)
                                                                      -----------  ----------------  -----------  ----------------
 Joint venture loss. . . . . . . . . . . . . . . . . . . . . . . . .          (4)              (18)          (7)              (24)
                                                                      -----------  ----------------  -----------  ----------------
     Total other expense. . . . . . . . . . . . . . . . . . . . . .         (460)          ( 1,872)        (830)           (3,230)
                                                                      -----------  ----------------  -----------  ----------------
Income before provision for income taxes . . . . . . . . . . . . . .       2,725             1,505        4,320             2,737
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .         895               411        1,339               789
                                                                      -----------  ----------------  -----------  ----------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,830   $         1,094   $    2,981   $         1,948
                                                                      ===========  ================  ===========  ================

EARNINGS PER COMMON SHARE:
Basic:
------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.24   $          0.14   $     0.39   $          0.25
                                                                      ===========  ================  ===========  ================
Weighted-average number of common shares outstanding . . . . . . . .   7,661,422         7,732,922    7,642,968         7,732,922
                                                                      ===========  ================  ===========  ================

Diluted:
--------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.24   $          0.14   $     0.39   $          0.25
                                                                      ===========  ================  ===========  ================
Weighted-average number of common shares outstanding assuming
 dilution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,671,509         7,734,185    7,677,388         7,734,688
                                                                      ===========  ================  ===========  ================

     See accompanying notes to condensed consolidated financial statements.

                              SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 SIX MONTHS ENDED JUNE 30, 1999
                                         (in thousands)
                                          (unaudited)


                                                                ADDITIONAL
                                            SHARES     COMMON     PAID-IN    RETAINED
                                          OUTSTANDING   STOCK     CAPITAL    EARNINGS    TOTAL
                                          -----------  -------  -----------  ---------  -------
Balance at December 31, 1998 . . . . . .        7,733  $     8  $    21,482  $  16,697  $38,187
                                          -----------  -------  -----------  ---------  -------
Net income for the six months
 ended June 30, 1999 (as restated -
see note 2). . . . . . . . . . . . . . .            -        -            -      1,948    1,948
                                          -----------  -------  -----------  ---------  -------
Balance at June 30, 1999 (as restated -
 see note 2) . . . . . . . . . . . . . .        7,733  $     8  $    21,482  $  18,645  $40,135
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

                                SAXTON INCORPORATED AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -----------------------------
                                                                          1998            1999
                                                                       -----------  ----------------
                                                                                     (as restated -
                                                                                      see note 2)
Cash flows from operating activities:
-------------------------------------
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,981   $         1,948
 Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .         766             1,108
     Gain on sales of commercial properties . . . . . . . . . . . . .        (310)             (789)
     Joint venture loss . . . . . . . . . . . . . . . . . . . . . . .           7                24
     Increase in Investments in joint ventures. . . . . . . . . . . .           -               (50)
     Changes in operating assets and liabilities:
       Increase in Due from Tax Credit Partnerships . . . . . . . . .      (9,868)             (999)
       Decrease (increase) in Construction contracts receivable . . .      (1,767)               34
       Decrease in Costs and estimated earnings in excess of billings
         on uncompleted contracts . . . . . . . . . . . . . . . . . .       1,803             1,040
       Increase in Properties under development . . . . . . . . . . .      (8,965)          (14,597)
       Decrease (increase) in Prepaid expenses and other assets . . .        (154)               89
       Increase (decrease) in Accounts payable and accrued expenses .       1,810            (4,385)
       Increase (decrease) in Billings in excess of costs and
         estimated earnings on uncompleted contracts. . . . . . . . .        (958)              100
       Increase in Tenant deposits and other liabilities. . . . . . .       1,922               181
                                                                       -----------  ----------------

         Net cash used in operating activities. . . . . . . . . . . .     (12,733)          (16,296)
                                                                       -----------  ----------------

Cash flows from investing activities:
-------------------------------------
 Expenditures for property acquisitions and improvements. . . . . . .      (9,937)           (2,175)
 Proceeds from Sales of commercial properties . . . . . . . . . . . .         984             1,686
 Increase in Notes receivable from related parties. . . . . . . . . .         (14)              (70)
 Payments from Notes receivable from related parties. . . . . . . . .          16                58
 Increase in Notes receivable . . . . . . . . . . . . . . . . . . . .        (694)           (1,029)
 Payments from Notes receivable . . . . . . . . . . . . . . . . . . .       2,446               249
 Cash paid to acquire net assets of Maxim Homes, Inc. . . . . . . . .        (793)                -
                                                                       -----------  ----------------

         Net cash used in investing activities. . . . . . . . . . . .      (7,992)           (1,281)
                                                                       -----------  ----------------

Cash flows from financing activities:
-------------------------------------
 Proceeds from issuance of Notes payable. . . . . . . . . . . . . . .      37,193            54,621
 Payments on Notes payable and capital lease obligations. . . . . . .     (14,263)          (38,752)
 Proceeds from issuance of Notes payable to related parties . . . . .         903             2,472
 Payments on Notes payable to related parties . . . . . . . . . . . .        (903)           (1,705)
                                                                       -----------  ----------------

         Net cash provided by financing activities. . . . . . . . . .      22,930            16,636
                                                                       -----------  ----------------

         Net increase (decrease) in cash and cash equivalents . . . .       2,205              (941)
 Cash and cash equivalents:
   Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .       1,110             1,331
                                                                       -----------  ----------------

   End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,315   $           390
                                                                       ===========  ================

     See accompanying notes to condensed consolidated financial statements.

                               SAXTON INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                          (in thousands)
                                           (unaudited)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                          1998         1999
                                                                         ------  ----------------
                                                                                  (as restated -
                                                                                   see note 2)
Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the period for interest, net of amounts capitalized  $1,811  $          5,183
                                                                         ======  ================

   Cash paid during the period for income taxes . . . . . . . . . . . .  $2,494  $            259
                                                                         ======  ================

Non-cash financing and investing activities:
--------------------------------------------
   Common stock issued to acquire net assets of
     Maxim Homes, Inc . . . . . . . . . . . . . . . . . . . . . . . . .  $  338  $              -
                                                                         ======  ================

   Capital lease obligation recorded in connection with equipment
     acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   41  $            119
                                                                         ======  ================

   Recognition of revenue for the prior sale of a commercial
     property which was subject to certain conditions . . . . . . . . .  $2,834  $              -
                                                                         ======  ================

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

NOTE  2.   RESTATEMENT  OF  QUARTERLY  INFORMATION

     Subsequent to the issuance of the Company's June 30, 1999 condensed consolidated financial statements, the Company's management determined that certain interest and indirect construction costs capitalized should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of home and commercial properties were recognized. As a result, the accompanying financial statements as and for the three months and six months ended June 30, 1999 have been restated from amounts previously reported to appropriately account for these transactions. The following is a summary of the effects of the restatement (in thousands, except per share data):

                                                     AS OF JUNE 30, 1999
                                            -------------------------------------
                                            AS PREVIOUSLY REPORTED   AS RESTATED
                                            -----------------------  ------------
Balance Sheet Data:
Property under development . . . . . . . .  $                84,069  $     82,461
Total real estate properties . . . . . . .                  121,021       119,413
Prepaid expenses and other assets. . . . .                   18,902        17,179
Total assets . . . . . . . . . . . . . . .                  188,925       185,594
Accounts payable and accrued expenses. . .                   21,463        20,507
Total liabilities. . . . . . . . . . . . .                  146,415       145,459
Retained earnings. . . . . . . . . . . . .                   21,020        18,645
Stockholders' equity . . . . . . . . . . .                   42,510        40,135
Total liabilities and stockholders' equity                  188,925       185,594

                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                  JUNE 30, 1999                     JUNE 30, 1999
                                          ------------------------------  ------------------------------
                                           AS PREVIOUSLY                   AS PREVIOUSLY
                                             REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                          ---------------  -------------  ---------------  -------------
Statements of Income Data:
Cost of construction . . . . . . . . . .  $        5,949   $      5,914   $        9,837  $       9,782
Cost of homes sold . . . . . . . . . . .          21,809         21,932           40,883         41,162
Total cost of revenue. . . . . . . . . .          28,012         28,100           52,267         52,491
Gross profit . . . . . . . . . . . . . .           6,404          6,316           11,701         11,477
General and administrative expenses. . .           2,056          2,362            3,922          4,402
Operating income . . . . . . . . . . . .           3,771          3,377            6,671          5,967
Interest expense . . . . . . . . . . . .            (284)        (1,854)            (579)        (3,206)
Total other expense. . . . . . . . . . .            (302)        (1,872)            (603)        (3,230)
Income before provision for income taxes           3,469          1,505            6,068          2,737
Provision for income taxes . . . . . . .             947            411            1,745            789
Net income . . . . . . . . . . . . . . .           2,522          1,094            4,323          1,948
Earnings per common share:
Basic. . . . . . . . . . . . . . . . . .  $         0.33   $       0.14   $         0.56   $       0.25
Diluted. . . . . . . . . . . . . . . . .  $         0.33   $       0.14   $         0.56   $       0.25

NOTE  3.   ACQUISITIONS

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

     The percentage of total revenue by geographic area for the three and six months ended June 30, 1998 and 1999 are as follows:


         THREE MONTHS ENDED  SIX MONTHS ENDED
                JUNE 30,          JUNE 30,
            1998     1999     1998     1999
           -------  -------  -------  -------
  Arizona. .    - %    42.2%       -%    42.2%
  Nevada. . . 92.3     48.0     95.1     46.4
  Utah. . . .  7.7      9.8      4.9     11.4
           -------  -------  -------  -------

    Total    100.0%   100.0%   100.0%   100.0%
           =======  =======  =======  =======


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

NOTE  5.   REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    JUNE 30, 1999
                                          -------------------  ---------------
Cost:
 Buildings . . . . . . . . . . . . . . .  $           19,530   $        34,250
 Tenant improvements . . . . . . . . . .                 761               510
 Land. . . . . . . . . . . . . . . . . .               6,122               131
                                          -------------------  ---------------
Real estate operating properties at cost              26,413            34,891

Less accumulated depreciation and
 amortization. . . . . . . . . . . . . .              (3,296)         ( 3,320)
                                          -------------------  ---------------

Real estate operating properties, net. .  $           23,117   $        31,571
                                          ===================  ===============


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

     Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    JUNE 30, 1999
                                          -------------------  ---------------
Costs incurred to date . . . . . . . . .  $           98,470   $      105,212
Estimated earnings to date . . . . . . .              30,694           33,099
                                          -------------------  ---------------
                                                     129,164          138,311
Less billings to date. . . . . . . . . .            (126,727)        (137,014)
                                          -------------------  ---------------
Cost and estimated earnings in excess of
billings, net. . . . . . . . . . . . . .  $            2,437   $        1,297
                                          ===================  ===============

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):


                                            DECEMBER 31, 1998    JUNE 30, 1999
                                           -------------------  ---------------
Costs and estimated earnings in excess of
billings on uncompleted contracts . . . .  $            2,618   $        1,578
Billings in excess of costs and estimated
earnings on uncompleted contracts . . . .                (181)            (281)
                                           -------------------  ---------------
Costs and estimated earnings in excess of
billings, net . . . . . . . . . . . . . .  $            2,437   $        1,297
                                           ===================  ===============


     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE  7.   PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                        DECEMBER 31, 1998   JUNE 30, 1999
                                                        ------------------  --------------
Rental and other accounts receivable . . . . . . . . .  $              575  $        1,337
Goodwill . . . . . . . . . . . . . . . . . . . . . . .               7,877           7,625
Development costs. . . . . . . . . . . . . . . . . . .               2,598           2,434
Deferred tax assets, net . . . . . . . . . . . . . . .                  74              95
Furniture and equipment, net . . . . . . . . . . . . .               1,379           1,516
Option and escrow deposits and impounds. . . . . . . .               3,087           2,282
Inventories. . . . . . . . . . . . . . . . . . . . . .                 101             101
Other assets, primarily prepaid expenses and loan fees               1,970           1,789
                                                        ------------------  --------------
                                                        $           17,661  $       17,179
                                                        ==================  ==============

NOTE  8.   NOTES  PAYABLE

Notes payable consist of the following (in thousands):                       DECEMBER 31,   JUNE 30,
                                                                                 1998         1999
                                                                             -------------  ---------

Notes payable to various financial institutions, maturing at dates ranging between August 1999 and November 2027.  The notes bear interest
  monthly at various rates ranging from 7.9% to 13.0%. (1)(2)(3). . . . . .  $      72,328  $  84,462

Notes payable to various individuals, maturing at dates ranging between
  August 1999 and  August 2000.  The notes bear interest at various rates
  ranging from 15.0% to 24.0%.. . . . . . . . . . . . . . . . . . . . . . .         15,875     19,830

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            103          -
                                                                             -------------  ---------
                                                                             $      88,306  $ 104,292
                                                                             =============  =========

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

     (2)  On  July  30, 1997, the Company entered into a $5.0 million revolving line of credit with a financial  institution.  Loans under the agreement bear monthly interest at 1.5% above the prime rate as  defined  in the agreement (9.25% at December 31, 1998 and June 30, 1999), and require the Company to  pay  a loan fee of 0.25% for each disbursement.  Loans under the agreement are available only for the  acquisition  of  land  and  are  secured  by  first trust deeds on certain real property.  As of
December  31,  1998  and  June 30, 1999, the Company had outstanding indebtedness of $1.9 million and
$2.2  million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under  the  agreement.  Under  the  terms  of  the agreement, the Company is required to meet certain financial  covenants.  The  Company  was  in  compliance  with  those  covenants  at  June  30, 1999.

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

NOTE  10.   EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):


                                     THREE MONTHS ENDED           THREE MONTHS ENDED
                                       JUNE 30, 1998                 JUNE 30, 1999
                                ----------------------------  ---------------------------
                                                    PER-SHARE                    PER-SHARE
                                INCOME     SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                -------  ----------  -------  -------  ---------  -------
Net income . . . . . . . . . .  $ 1,830                       $1,094

Basic EPS
---------
Income applicable to
  common stockholders. . . . .    1,830   7,661,422  $  0.24    1,094  7,732,922  $  0.14
                                -------  ----------  =======  -------  ---------  =======

Effect of dilutive securities:
  Stock options. . . . . . . .        -      10,087                 -      1,263
                                -------  ----------           -------  ---------

Diluted EPS
-----------
Income applicable to
  common stockholders
  and assumed conversions. . .  $ 1,830   7,671,509  $  0.24  $ 1,094  7,734,185  $  0.14
                                =======  ==========  =======  =======  =========  =======

                                       SIX MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30, 1998               JUNE 30, 1999
                                ----------------------------  ---------------------------
                                                    PER-SHARE                    PER-SHARE
                                INCOME     SHARES    AMOUNT   INCOME    SHARES    AMOUNT
                                -------  ----------  -------  -------  ---------  -------
Net income . . . . . . . . . .  $ 2,981                       $1,948

Basic EPS
---------
Income applicable to
  common stockholders. . . . .    2,981   7,642,968  $  0.39    1,948  7,732,922  $  0.25
                                -------  ----------  =======  -------  ---------  =======

Effect of dilutive securities:
  Stock options. . . . . . . .        -      34,420                 -     1,766
                                -------  ----------           -------  ---------

Diluted EPS
-----------
Income applicable to
  common stockholders
  and assumed conversions. . .  $ 2,981   7,677,388  $  0.39  $ 1,948  7,734,688  $  0.25
                                =======  ==========  =======  =======  =========  =======


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


                                                THREE MONTHS ENDED JUNE 30, 1998
                       --------------------------------------------------------------------------------
                                                        SALES OF       PROPERTY
                       DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                         SERVICES     HOMEBUILDING      PROPERTY       MANAGEMENT    OTHER      TOTAL
                       -------------  -------------  ---------------  ------------  --------  ---------
Revenue . . . . . . .  $      13,395  $       6,175  $           985  $        843  $    470  $  21,868
Costs . . . . . . . .         10,264          5,192              920           248         -     16,624
                       -------------  -------------  ---------------  ------------  --------  ---------
 Gross profit . . . .  $       3,131  $         983  $            65  $        595  $    470  $   5,244
                       =============  =============  ===============  ============  ========  =========

Depreciation and
 amortization expense  $           -  $           3  $             -  $        180  $    192  $     375

Interest expense. . .  $           -  $           -  $             -  $       (541) $   (185) $    (726)
Interest income . . .  $           -  $           -  $             -  $        205  $     65  $     270

Total assets. . . . .  $      34,541  $      25,210  $             -  $     47,589  $  9,164  $ 116,504

                                                THREE MONTHS ENDED JUNE 30, 1999
                       --------------------------------------------------------------------------------
                                                        SALES OF       PROPERTY
                       DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                         SERVICES     HOMEBUILDING      PROPERTY       MANAGEMENT    OTHER      TOTAL
                       -------------  -------------  ---------------  ------------  --------  ---------
Revenue . . . . . . .  $       7,417  $      25,430  $           137  $        844  $   588  $   34,416
Costs . . . . . . . .          5,914         21,932               18           236        -      28,100
                       -------------  -------------  ---------------  ------------  -------  ----------
 Gross profit . . . .  $       1,503  $       3,498  $           119  $        608  $   588  $    6,316
                       =============  =============  ===============  ============  =======  ==========

Depreciation and
 amortization expense  $           -  $         124  $             -  $        191  $   262  $      577

Interest expense. . .  $           -  $           -  $             -  $     (2,060) $   (27) $   (2,087)
Interest income . . .  $           -  $           -  $             -  $        233  $     -  $      233

Total assets. . . . .  $      43,441  $      83,847  $             -  $     49,398  $ 8,908  $  185,594

                                               SIX MONTHS ENDED JUNE 30, 1998
                       --------------------------------------------------------------------------------
                                                        SALES OF       PROPERTY
                       DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                         SERVICES     HOMEBUILDING      PROPERTY       MANAGEMENT    OTHER      TOTAL
                       -------------  -------------  ---------------  ------------  --------  ---------
Revenue                  $19,132        $8,960          $3,819          $1,767       $899     $34,577
Costs                    14,767          7,536           3,500           422          -        26,225
                      -------------  -------------  ---------------  ------------  --------  ----------
Gross profit             $4,365         $1,424           $319           $1,345       $899      $8,352
                      =============  =============  ===============  ============  ========  ==========

Depreciation and
amortization expense             $-             $3               $-      $348        $415         $766

Interest expense                 $-             $-               $-   $(1,042)     $ (344)     $(1,386)
Interest income                  $-             $-               $-      $403        $160         $563

Total assets                $34,541        $25,210               $-   $47,589      $9,164     $116,504

                                              SIX MONTHS ENDED JUNE 30, 1999
                       --------------------------------------------------------------------------------
                                                        SALES OF       PROPERTY
                       DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                         SERVICES     HOMEBUILDING      PROPERTY       MANAGEMENT    OTHER      TOTAL
                       -------------  -------------  ---------------  ------------  -------  ----------
Revenue . . . . . . .  $      12,167  $      47,101  $         1,687  $      1,854  $ 1,159  $   63,968
Costs . . . . . . . .          9,782         41,162            1,024           523        -      52,491
                       -------------  -------------  ---------------  ------------  -------  ----------
 Gross profit . . . .  $       2,385  $       5,939  $           663  $      1,331  $ 1,159  $   11,477
                       =============  =============  ===============  ============  =======  ==========

Depreciation and
 amortization expense  $           -  $         250  $             -  $        349  $   509  $    1,108

Interest expense. . .  $           -  $           -  $             -  $     (3,657) $   (27) $   (3,684)
Interest income . . .  $           -  $           -  $             -  $        478  $     -  $      478

Total assets. . . . .  $      43,441  $      83,847  $             -  $     49,398  $ 8,908  $  185,594


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

Three  Months  Ended  June 30, 1999 Compared to Three Months Ended June 30, 1998

     Restatement of Quarterly Information. Subsequent to the issuance of the Company's June 30, 1999 condensed consolidated financial statements, the Company's management determined that certain interest and indirect construction costs capitalized Should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of homes and commercial properties were recognized. As a result, the accompanying financial statements as of and for the three months and six months ended June 30, 1999 have been restated from amounts previously reported to appropriately account for these transactions.


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

     Cost  of  Revenue.   Total  cost of revenue was $28.1 million for the three
months ended June 30, 1999, representing a $11.5 million, or 69.3%, increase from $16.6 million for the three months ended June 30, 1998. Cost of revenue for the three months ended June 30, 1999 as a percentage of revenue was 81.6%, compared to 76.0% for the three months ended June 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins and the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999.

     Gross Profit. Gross profit as a percent of revenue decreased to 18.4% for the three months ended June 30, 1999 from 24.0% for the comparable period in 1998. Gross margins on the sales of homes decreased to 13.8% during the three months ended June 30, 1999 compared to 15.9% during the three months ended June 30, 1998, due to an increased overhead allocation as explained above. Gross margin on construction revenue decreased to 20.3% in the three months ended June 30, 1999, compared to 23.4% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margins on commercial properties sold in the three months ended June 30, 1999 increased to 86.9% from 6.5% in the three months ended June 30, 1998 primarily due to the lower cost basis of the property sold during the 1999 period compared to the property sold during the 1998 period.

     General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended June 30, 1999, representing a $678,000, or 40.0%, increase from $1.7 million for the three months ended June 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim Homes, Inc. ("Maxim") in December 1998 and March 1998, respectively. Of this increase, $446,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended June 30, 1999 compared to the same period in 1998. The Company had 22 home developments open for sale at June 30, 1999 compared to only 3 at June 30, 1998. In addition, accounting, legal and other professional fees increased $127,000, vehicle and repairs and maintenance expenses increased $60,000 and rent, utility, travel and other general office expenses increased $156,000 as the number of employees increased to 761 at June 30, 1999 from 524 at June 30, 1998. General and administrative expenses as a percentage of total revenue was 6.9% for the three months ended June 30, 1999 as compared to 7.7% for the three months ended June 30, 1998.

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

     Interest Expense, Net. Interest expense, net, was $1.9 million for the three months ended June 30, 1999, representing a $1.4 million or 307.0%, increase from $456,000 for the three months ended June 30, 1998. The increase was primarily the result of higher levels of debt and higher interest rates on the debt.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $1.5 million for the three months ended June 30, 1999, representing a $1.2 million, or 44.8%, decrease from $2.7 million for the three months ended June 30, 1998. Income before provision for income taxes as a percentage of total revenue was 4.4% for the three months ended June 30, 1999 as compared to 12.5% for the three months ended June 30, 1998.

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

     Cost of Revenue. Total cost of revenue was $52.5 million for the six months ended June 30, 1999, representing a $26.3 million, or 100.2%, increase from $26.2 million for the six months ended June 30, 1998. Cost of revenue for the six months ended June 30, 1999 as a percentage of revenue was 82.0%, compared to 75.8% for the six months ended June 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins and the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999.

     Gross Profit. Gross profit as a percent of revenue decreased to 17.9% for the six months ended June 30, 1999 from 24.2% for the comparable period in 1998. Gross margins on the sales of homes decreased to 12.6% during the six months ended June 30, 1999 compared to 15.9% during the six months ended June 30, 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross margin on construction revenue decreased to 19.6% in the six months ended June 30, 1999, compared to 22.8% in the same period of 1998, primarily due to the timing of the completion of such projects and increased overhead allocation. Gross profit margin on commercial properties sold in the six months ended June 30, 1999 increased to 39.3% from 8.4% in the six months ended June 30, 1998 primarily due to the lower cost basis of the properties sold during the 1999 period compared to the properties sold during the 1998 period.

     General and Administrative Expenses. General and administrative expenses were $4.4 million for the six months ended June 30, 1999, representing a $2.0 million, or 80.7%, increase from $2.4 million for the six months ended June 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim. Of this increase, $685,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the six months ended June 30, 1999 compared to the same period in 1998. The Company had 22 home developments open for sale at June 30, 1999 compared to only 3 at June 30, 1998. In addition, accounting, legal and other professional fees increased $232,000, vehicle and repairs and maintenance expense increased $179,000 and rent, utility, travel and other general office expenses increased $499,000 as the number of employees increased to 761 at June 30, 1999 from 524 at June 30, 1998. General and administrative expenses as a percentage of total revenue was 6.9% for the six months ended June 30, 1999 as compared to 7.0% for the six months ended June 30, 1998.

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

     Interest Expense, Net. Interest expense, net, was $3.2 million for the six months ended June 30, 1999, representing a $2.4 million or 289.0%, increase from $823,000 for the six months ended June 30, 1998. The increase was primarily the result of higher levels of debt and higher interest rates on the debt.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $2.7 million for the six months ended June 30, 1999, representing a $1.6 million, or 36.6%, decrease from $4.3 million for the six months ended June 30, 1998. Income before provision for income taxes as a percentage of total revenue was 4.3% for the six months ended June 30, 1999 as compared to 12.5% for the six months ended June 30, 1998.

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

     On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and June 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and June 30, 1999, the Company had outstanding indebtedness of $1.9 million and $2.2 million, respectively, and available borrowings of $3.1 million and $2.8 million, respectively, under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants. The Company was in compliance with the covenants at June 30, 1999.

     Operating Activities. Net cash used in operating activities was $16.3 million for the six months ended June 30, 1999 compared to $12.7 million for the six months ended June 30, 1998. The increase in net cash used in operating activities was primarily due to a $14.6 million increase in cash used for properties under development related to single-family homes during the six months ended June 30, 1999 compared to a $9.0 million increase during the six months ended June 30, 1998. The number of home developments under construction increased to 35 for $68.2 million at June 30, 1999 from 11 for $23.3 million at June 30, 1998.


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

     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                          THREE MONTHS     SIX MONTHS
                                              ENDED          ENDED
                                             JUNE 30,      JUNE 30,
                                        --------------  --------------
                                         1998    1999    1998    1999
                                        ------  ------  ------  ------
Interest incurred:
 Residential . . . . . . . . . . . . .  $  804  $2,281  $1,319  $4,450
 Commercial. . . . . . . . . . . . . .     552     609   1,139   1,210
                                        ------  ------  ------  ------
   Total incurred. . . . . . . . . . .  $1,356  $2,890  $2,458  $5,660
                                        ======  ======  ======  ======

Interest expensed:
 Residential . . . . . . . . . . . . .  $  198  $1,572  $  331  $2,658
 Commercial. . . . . . . . . . . . . .     528     515   1,055   1,026
                                        ------  ------  ------  ------
   Total expensed. . . . . . . . . . .  $  726  $2,087  $1,386  $3,684
                                        ======  ======  ======  ======

Interest capitalized at end of period:
 Residential . . . . . . . . . . . . .  $  606  $  709  $  988  $1,792
 Commercial. . . . . . . . . . . . . .      24      94      84     184
                                        ------  ------  ------  ------
   Total interest capitalized. . . . .  $  630  $  803  $1,072  $1,976
                                        ======  ======  ======  ======

     Properties under development and land held for future development or sale increased $7.1 million from $80.7 million at December 31, 1998 to $87.8 million at June 30, 1999.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. There have been no significant changes since the filing of the aforementioned report, except for new debt of $38.1 million, due between 1999 and 2001 with annualized interest rates ranging from 8.25% to 24.0%.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 7, 1999. The following individuals were elected as Directors at such annual meeting:


                                           Votes
                        ---------------------------------------------
Name                       For     Against  Abstain  Broker Non-Votes
----------------------  ---------  -------  -------  ----------------

James C. Saxton. . . .  7,494,913        -   89,529                 -
Michele Saxton Pori. .  7,490,713        -   93,729                 -
Douglas W. Hensley . .  7,498,213        -   86,229                 -
Marc S. Hechter. . . .  7,497,213        -   87,229                 -
Timothy J. Adams . . .  7,497,213        -   87,229                 -
Paul Eisenberg . . . .  7,494,913        -   89,529                 -
Bernard J. Mikell, Jr.  7,497,213        -   87,229                 -
Robert L. Seale. . . .  7,495,013        -   89,429                 -

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

SAXTON  INCORPORATED

May  15,  2000  By:                 By:     /s/  James  C.  Saxton
                                    --------------------------------------------
                                    James  C.  Saxton
                                    Chairman of the Board of Directors,
                                    President, Chief  Executive  Officer,
                                    Interim Chief Financial Officer and Director
                                    (Principal Executive Officer)


                                    By:     /s/  Melody  J.  Sullivan
                                    --------------------------------------------
                                    Melody  J.  Sullivan
                                    Vice  President  and  Chief  Accounting
                                    Officer
                                    (Principal  Accounting  Officer)

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
    EXHIBIT                                                           NUMBERED
    NUMBER   DESCRIPTION                                                PAGE

    27       Financial Data Schedule for the quarter ended June 30, 1999      26
    --                                                                        --