Form 10-Q/A
period 1999-09-30
SAXTON INC
filed 2000-05-15
CIK 1014488

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

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                  FORM 10-Q/A

                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER
                                                                        ------
   Item 1.  Condensed Financial Statements
            Condensed Consolidated Balance Sheets  -
            December 31, 1998 and September 30, 1999 (as restated) . .       3

            Condensed Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1998 and 1999
            (as restated) . . . . . . . . . . . . . . . . . . . . . . .      4

            Condensed Consolidated Statement of  Stockholders'
            Equity - Nine Months Ended September 30, 1999
            (as restated) . . . . . . . . . . . . . . . . . . . . . . .      5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1998 and 1999
            (as restated) . . . . . . . . . . . . . . . . . . . . . . .    6-7

            Notes to Condensed Consolidated Financial Statements
            (as restated) . . . . . . . . . . . . . . . . . . . . . . .   8-16

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . .  16-23

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .       25

   Item 2.  Changes in Securities and Use of Proceeds . . . . . . . .       25

   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .       25

   Item 4.  Submission of Matters to a Vote of Security Holders . . .       25

   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .       25

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .       25

SIGNATURES                                                                  26

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                        DECEMBER 31,    SEPTEMBER 30,
                              ASSETS                                        1998             1999
                                                                        -------------  ----------------
                                                                                        (as restated -
                                                                                         see note 2)
Real estate properties:
 Operating properties, net of accumulated depreciation                  $      23,117  $         29,295
 Properties under development. . . . . . . . . . . . . . . . . . . . .         79,418            85,911
 Land held for future development or sale. . . . . . . . . . . . . . .          1,349            16,402
                                                                        -------------  ----------------
   Total real estate properties. . . . . . . . . . . . . . . . . . . .        103,884           131,608

Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .          1,331             5,549
Due from Tax Credit Partnerships  . . . . . . . . . . . . . . . . . . .         31,997            37,586
Construction contracts receivable, net of allowance for doubtful
 accounts of $403 at December 31, 1998 and $231 at September 30, 1999 .          8,773             5,372
Costs and estimated earnings in excess of billings on
 uncompleted contracts . . . . . . . . . . . . . . . . . . . . . . . .          2,618             2,100
Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000             1,117
Investments in joint ventures  . . . . . . . . . . . . . . . . . . . .          3,577             3,598
Due from related parties   . . . . . . . . . . . . . . . . . . . . . .            154               148
Prepaid expenses and other assets    . . . . . . . . . . . . . . . . .         17,661            17,271
                                                                        -------------  ----------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     170,995  $        204,349
                                                                        =============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses  . . . . . . . . . . . . . . .    $      24,892  $         28,114
Tenant deposits and other liabilities  . . . . . . . . . . . . . . . .          6,295             6,375
Billings in excess of costs and estimated earnings
 on uncompleted contracts. . . . . . . . . . . . . . . . . . . . . . .            181               940
Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         88,306           115,485
Notes payable to related parties  . . . . . . . . . . . . . . . . . .          12,016            11,662
Long-term capital lease obligations  . . . . . . . . . . . . . . . .            1,118             1,091
                                                                        -------------  ----------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .        132,808           163,667

Commitments and contingencies (notes 5, 9 and 12)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
 shares; issued and outstanding 7,732,922 at December 31, 1998
 and September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .              8                 8
Preferred stock, $.001 par value. Authorized 5,000,000
 shares; no shares issued and outstanding. . . . . . . . . . . . . . .              -                 -
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .        21,482            21,482
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,697            19,192
                                                                        -------------  ----------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .         38,187            40,682
                                                                        -------------  ----------------

     Total liabilities and stockholders' equity. . . . . . . . . . . .  $     170,995  $        204,349
                                                                        =============  ================



     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share and per share amounts)

                                   (unaudited)

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                     -----------------------------  -----------------------------
                                                                        1998            1999           1998            1999
                                                                     -----------  ----------------  -----------  ----------------
                                                                                   (as restated -                 (as restated -
                                                                                    see note 2)                    see note 2)
REVENUE:
Construction revenue, including Tax Credit
 Partnership construction revenue of $11,254 and $4,024
 for the three months ended September 30, 1998 and 1999,
 respectively, and $25,389 and $14,887 for the nine months ended
 September  30, 1998 and 1999, respectively . . . . . . . . . . . .  $   11,777   $          4,989  $   30,909   $         17,156
Sales of homes. . . . . . . . . . . . . . . . . . . . . . . . . . .       6,110             29,013      15,070             76,115
Sales of commercial properties. . . . . . . . . . . . . . . . . . .           -              3,214       3,819              4,901
Rental revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .         802                815       2,569              2,669
Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         309                619       1,209              1,778
                                                                     -----------  ----------------  -----------  ----------------
 Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . .      18,998             38,650      53,576            102,619
                                                                     -----------  ----------------  -----------  ----------------

COST OF REVENUE:
Cost of construction, including Tax Credit Partnership cost of construction of $8,735 and $3,068 for the three months ended
 September 30, 1998 and 1999, respectively, and $18,785 and $10,725 for the nine months ended September 30, 1998 and 1999,
 respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,469              4,423      24,236             14,205
Cost of homes sold. . . . . . . . . . . . . . . . . . . . . . . . .       5,269             25,551      12,805             66,713
Cost of commercial properties sold. . . . . . . . . . . . . . . . .           -              3,156       3,500              4,180
Rental operating cost . . . . . . . . . . . . . . . . . . . . . . .         200                159         622                682
                                                                     -----------  ----------------  -----------  ----------------
 Total cost of revenue. . . . . . . . . . . . . . . . . . . . . . .      14,938             33,289      41,163             85,780
                                                                     -----------  ----------------  -----------  ----------------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,060              5,361      12,413             16,839
                                                                     -----------  ----------------  -----------  ----------------
General and administrative expense. . . . . . . . . . . . . . . . .       1,164              2,813       3,600              7,215
Depreciation and amortization . . . . . . . . . . . . . . . . . . .         431                627       1,197              1,735
                                                                     -----------  ----------------  -----------  ----------------
 Operating income . . . . . . . . . . . . . . . . . . . . . . . . .       2,465              1,921       7,616              7,889
                                                                     -----------  ----------------  -----------  ----------------

OTHER EXPENSE:
Interest expense, net of interest income of $201 and $354 for the three months ended September 30, 1998 and 1999, respectively, and
 $764 and $832 for the nine months ended September 30, 1998 and
 1999, respectively . . . . . . . . . . . . . . . . . . . . . . . .     (   523)         (  1,193)    (  1,347)          (  4,399)

Joint venture loss  . . . . . . . . . . . . . . . . . . . . . . . .     (    10)         (      5)    (     16)          (     29)
                                                                     -----------  ----------------  -----------  ----------------
 Total other expense  . . . . . . . . . . . . . . . . . . . . . . .     (   533)         (  1,198)    (  1,363)          (  4,428)
                                                                     -----------  ----------------  -----------  ----------------
Income before provision for income taxes. . . . . . . . . . . . . .       1,932                723       6,253              3,461
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .         561                176       1,900                966
                                                                     -----------  ----------------  -----------  ----------------
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    1,371   $            547  $    4,353   $          2,495
                                                                     ===========  ================  ===========  ================

EARNINGS PER COMMON SHARE:
Basic:
-------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     0.18   $           0.07  $     0.57   $           0.32
                                                                     ===========  ================  ===========  ================

Weighted-average number of common shares outstanding . . . . . . . .  7,661,422          7,732,922   7,649,187          7,732,922
                                                                     ===========  ================  ===========  ================


Diluted:
-------------------------------------------------------------------
Net income . . . . .  . . . . . . . . . . . . . . . . . . . . . . .   $    0.18   $           0.07  $     0.57   $           0.32
                                                                     ===========  ================  ===========  ================
Weighted-average number of common shares outstanding assuming
dilution  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,661,781          7,733,089   7,655,978          7,734,047
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

                      SAXTON INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)

                                   (unaudited)

                                                                     ADDITIONAL
                                                 SHARES     COMMON     PAID-IN    RETAINED
                                               OUTSTANDING   STOCK     CAPITAL    EARNINGS    TOTAL
                                               -----------  -------  -----------  ---------  -------

Balance at December 31, 1998. . . . . . . . .        7,733  $     8  $    21,482  $  16,697  $38,187

Net income for the nine months
 ended September 30, 1999 (as restated -
see note 2) . . . . . . . . . . . . . . . . .            -        -            -      2,495    2,495
                                               -----------  -------  -----------  ---------  -------
Balance at September 30, 1999 (as restated -
see note 2) . . . . . . . . . . . . . . . . .        7,733  $     8  $    21,482  $  19,192  $40,682
                                               ===========  =======  ===========  =========  =======

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                   (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                       -------------------------------------
                                                                              1998                1999
                                                                       -------------------  ----------------
                                                                                             (as restated -
                                                                                                 see note 2)
Cash flows from operating activities:
---------------------------------------------------------------------

 Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            4,353   $          2,495
 Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . .               1,197              1,735
     Gain on sales of commercial properties . . . . . . . . . . . . .           (     310)        (      906)
     Joint venture loss . . . . . . . . . . . . . . . . . . . . . . .                  16                 29
     Increase in Investments in joint ventures. . . . . . . . . . . .                   -         (       50)
     Changes in operating assets and liabilities:
       Increase in Due from Tax Credit Partnerships . . . . . . . . .           (  18,377)        (    5,161)
       Decrease (increase) in Construction contracts receivable . . .           (     599)             3,401
       Decrease in Costs and estimated earnings in excess of billings
         on uncompleted contracts . . . . . . . . . . . . . . . . . .               2,020                518
       Increase in Properties under development . . . . . . . . . . .           (  19,875)        (   29,572)
       Increase in Prepaid expenses and other assets. . . . . . . . .           (   2,208)        (      412)
       Increase in Accounts payable and accrued expenses. . . . . . .               6,208              3,222
       Increase (decrease) in Billings in excess of costs and
         estimated earnings on uncompleted contracts. . . . . . . . .           (     458)               759
       Increase in Tenant deposits and other liabilities. . . . . . .               6,591                 80
                                                                       -------------------  ----------------

         Net cash used in operating activities. . . . . . . . . . . .           (  21,442)         (  23,862)
                                                                       -------------------  ----------------

Cash flows from investing activities:
---------------------------------------------------------------------
 Expenditures for property acquisitions and improvements. . . . . . .           (  10,053)         (   2,686)
 Proceeds from Sales of commercial properties . . . . . . . . . . . .                 984              4,901
 Increase in Notes receivable from related parties. . . . . . . . . .           (      33)         (      83)
 Payments from Notes receivable from related parties. . . . . . . . .                  54                 89
 Increase in Notes receivable . . . . . . . . . . . . . . . . . . . .           (     750)         (   1,046)
 Payments from Notes receivable . . . . . . . . . . . . . . . . . . .               2,468                251
 Cash paid to acquire net assets of Maxim Homes, Inc. . . . . . . . .           (     793)                 -
                                                                       -------------------  ----------------

         Net cash provided by (used in) investing activities. . . . .           (   8,123)             1,426
                                                                       -------------------  ----------------

Cash flows from financing activities:
---------------------------------------------------------------------
 Proceeds from issuance of Notes payable. . . . . . . . . . . . . . .              63,994             95,997
 Payments on Notes payable and capital lease obligations. . . . . . .           (  34,140)        (   68,989)
 Proceeds from issuance of Notes payable to related parties . . . . .                   -              2,472
 Payments on Notes payable to related parties . . . . . . . . . . . .                   -         (    2,826)
                                                                       -------------------  ----------------

         Net cash provided by financing activities. . . . . . . . . .              29,854             26,654
                                                                       -------------------  ----------------

         Net increase in cash and cash equivalents. . . . . . . . . .                 289              4,218
 Cash and cash equivalents:
   Beginning of period. . . . . . . . . . . . . . . . . . . . . . . .               1,110              1,331
                                                                       -------------------  ----------------

   End of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,399   $          5,549
                                                                       ===================  ================

     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

                                   (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                         ------------------------------------
                                                                                1998               1999
                                                                         ------------------  ----------------
                                                                                              (as restated -
                                                                                               see note 2)
Supplemental disclosure of cash flow information:
-----------------------------------------------------------------------
   Cash paid during the period for interest, net of amounts capitalized  $            2,805  $          5,211
                                                                         ==================  ================

   Cash paid during the period for income taxes . . . . . . . . . . . .  $            3,122  $            509
                                                                         ==================  ================
Non-cash financing and investing activities:
-----------------------------------------------------------------------
   Common stock issued to acquire net assets of
     Maxim Homes, Inc . . . . . . . . . . . . . . . . . . . . . . . . .  $              338  $              -
                                                                         ==================  ================
   Capital lease obligation recorded in connection with equipment
     acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               41  $            144
                                                                         ==================  ================
   Recognition of revenue for the prior sale of a commercial
     property which was subject to certain conditions . . . . . . . . .  $            2,834  $              -
                                                                         ==================  ================
   Amounts due from related parties applied to notes payable to
     related parties. . . . . . . . . . . . . . . . . . . . . . . . . .  $              265  $              -
                                                                         ==================  ================

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

NOTE  2.  REINSTATEMENT  OF  QUARTERLY  INFORMATION

     Subsequent to the issuance of the Company's September 30, 1999 condensed consolidated financial statements, the Company's management determined that certain interest and indirect construction costs capitalized should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of home and commercial properties were recognized. As a result, the accompanying financial statements as and for the three months and nine months ended September 30, 1999 have been restated from amounts previously reported to appropriately account for these transactions. The following is a summary of the effects of the restatement (in thousands, except per share data):


                                                     AS OF SEPTEMBER 30, 1999
                                            ---------------------------------------
                                             AS PREVIOUSLY REPORTED    AS RESTATED
                                            -------------------------  ------------
Balance Sheet Data:
Property under development . . . . . . . .  $                  88,477  $     85,911
Total real estate properties . . . . . . .                    134,174       131,608
Prepaid expenses and other assets. . . . .                     19,429        17,271
Total assets . . . . . . . . . . . . . . .                    209,073       204,349
Accounts payable and accrued expenses. . .                     29,486        28,114
Total liabilities. . . . . . . . . . . . .                    165,039       163,667
Retained earnings. . . . . . . . . . . . .                     22,544        19,192
Stockholders' equity . . . . . . . . . . .                     44,034        40,682
Total liabilities and stockholders' equity                    209,073       204,349

                                        THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 1999       SEPTEMBER 30, 1999
                                         ---------------------  ----------------------
                                         AS PREVIOUSLY           AS PREVIOUSLY
                                         REPORTED  AS RESTATED   REPORTED  AS RESTATED
                                         --------  -----------  ---------  -----------
Statements of Income Data:
Cost of construction . . . . . . . . . .  $  4,447  $    4,423  $ 14,284  $   14,205
Cost of homes sold . . . . . . . . . . .    25,403      25,551    66,286      66,713
Total cost of revenue. . . . . . . . . .    33,165      33,289    85,432      85,780
Gross profit . . . . . . . . . . . . . .     5,485       5,361    17,187      16,839
General and administrative expenses. . .     2,606       2,813     6,528       7,215
Operating income . . . . . . . . . . . .     2,252       1,921     8,924       7,889
Interest expense . . . . . . . . . . . .   (   131)   (  1,193)   (  710)   (  4,399)
Total other expense. . . . . . . . . . .   (   136)   (  1,198)   (  739)   (  4,428)
Income before provision for income taxes     2,116         723     8,185       3,461
Provision for income taxes . . . . . . .       593         176     2,338         966
Net income . . . . . . . . . . . . . . .     1,523         547     5,847       2,495
Earnings per common share:
Basic. . . . . . . . . . . . . . . . . .  $   0.20  $     0.07  $   0.76  $     0.32
Diluted. . . . . . . . . . . . . . . . .  $   0.20  $     0.07  $   0.76  $     0.32


NOTE  3.  ACQUISITIONS

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

     The percentage of total revenue by geographic area for the three and nine months ended September 30, 1998 and 1999 are as follows:

           THREE MONTHS ENDED   NINE MONTHS ENDED
              SEPTEMBER 30,       SEPTEMBER 30,
                  1998                 1999          1998     1999
           -------------------  ------------------  -------  -------
  Arizona                 -  %             47.5  %     -  %  44.2  %
           -------------------  ------------------  -------  -------
  Nevada.                 86.6                49.4     92.1     47.5
  Utah. .                 13.4                 3.1      7.9      8.3
           -------------------  ------------------  -------  -------

    Total              100.0 %             100.0 %  100.0 %  100.0 %
           ===================  ==================  =======  =======


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

NOTE  5.   REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    MARCH 31, 1999
                                          -------------------  ----------------
Cost:
 Buildings                                $           19,530   $        24,447
 Tenant improvements                                     761               653
 Land                                                  6,122             7,599
                                          -------------------  ----------------
Real estate operating properties at cost              26,413            32,699

Less accumulated depreciation and
 amortization. . . . . . . . . . . . . .              (3,296)           (3,404)
                                          -------------------  ----------------

Real estate operating properties, net     $           23,117   $        29,295
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

Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                           DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                          -------------------  --------------------
Costs incurred to date . . . . . . . . .  $           98,470   $            112,047

Estimated earnings to date . . . . . . .              30,694                 35,070
                                          -------------------  --------------------
                                                     129,164                147,117
Less billings to date. . . . . . . . . .            (126,727)            (  145,957)
                                          -------------------  --------------------
Cost and estimated earnings in excess of
billings, net. . . . . . . . . . . . . .  $            2,437   $              1,160
                                          ===================  ====================

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                            DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                           -------------------  --------------------
Costs and estimated earnings in excess of
billings on uncompleted contracts . . . .  $            2,618   $              2,100
Billings in excess of costs and estimated
earnings on uncompleted contracts . . . .                (181)                (  940)
                                           -------------------  --------------------
Costs and estimated earnings in excess of
billings, net . . . . . . . . . . . . . .  $            2,437   $              1,160
                                           ===================  ====================

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE  7.   PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                        DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                                        ------------------  -------------------
Rental and other accounts receivable . . . . . . . . .  $              575  $             2,033
Goodwill . . . . . . . . . . . . . . . . . . . . . . .               7,877                7,484
Development costs. . . . . . . . . . . . . . . . . . .               2,598                2,734
Deferred tax assets, net . . . . . . . . . . . . . . .                  74                   95
Furniture and equipment, net . . . . . . . . . . . . .               1,379                1,369
Option and escrow deposits and impounds. . . . . . . .               3,087                1,832
Inventories. . . . . . . . . . . . . . . . . . . . . .                 101                    -
Other assets, primarily prepaid expenses and loan fees               1,970                1,724
                                                        ------------------  -------------------
                                                        $           17,661  $            17,271
                                                        ==================  ===================

NOTE  8.   NOTES  PAYABLE

Notes payable consist of the following (in thousands):. . . . . . . . . . .  DECEMBER 31,   SEPTEMBER 30,
                                                                                 1998            1999
                                                                             ------------  --------------
Notes payable to various financial institutions, maturing at dates ranging between November 1999 and November 2027.  The notes bear interest
  monthly at various rates ranging from 7.9% to 13.0%. (1)(2)              $       72,328  $       89,174

Notes payable to various individuals, maturing at dates ranging between
 October 1999 and  November 2000.  The notes bear interest at various
  rates ranging from 15.0% to 36.0%.                                               15,875          26,311

Other                                                                                 103             --
                                                                             ------------  --------------
                                                                           $       88,306  $      115,485
                                                                           ==============  ==============

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

     (2) On July 30, 1997, the Company entered into a $5.0 million revolving line of credit with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 9.75% at September 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $1.9 million and available borrowings of $3.1 million under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants. The Company was in compliance with those covenants at September 30, 1999.

     During 1998 and 1999, the Company entered into various notes payable representing borrowings from unaffiliated individuals. These notes bear interest and mature on the following dates:

Principal Balance  Interest Rate   Maturity Date
-----------------  --------------  -----------------------------------
$     530,000               36%    October 8, 1999  (1)
    1,000,000               24%    December 16, 1999
      846,000               20%    December 19, 1999 (2)
    1,000,000               20%    March 17, 2000
    1,525,000               24%    March 23, 2000
      985,000               20%    June 26, 2000
      430,000               24%    June 30, 2000
    4,820,000               15%    August 1, 2000
    1,000,000               24%    September 3, 2000
    7,520,000               20%    September 10, 2000
    5,655,000               20%    September 28, 2000
    1,000,000               20%    November 20, 2000

(1)     This  was  a  30  day  loan  and  was  paid  in full on October 8, 1999.
(2)     The  Company  intends  to  renew  this  loan  with  the  lender.

NOTE  9.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

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

NOTE  10.   EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):

                                      THREE MONTHS ENDED              THREE MONTHS ENDED
                                      SEPTEMBER 30, 1998              SEPTEMBER 30, 1999
                                ------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $ 1,371                         $   547
Basic EPS
------------------------------
Income applicable to
  common stockholders. . . . .    1,371  7,661,422  $     0.18      547  7,732,922  $     0.07
                                -------  ---------  ==========  -------  ---------  ==========
Effect of dilutive securities:
  Stock options. . . . . . . .        -        359                    -        167
                                -------  ---------              -------  ---------
Diluted EPS
------------------------------
Income applicable to
  common stockholders
  and assumed conversions. . .  $ 1,371  7,661,781  $     0.18  $   547  7,733,089  $     0.07
                                =======  =========  ==========  =======  =========  ==========

                                        NINE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30, 1998              SEPTEMBER 30, 1999
                                ------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $ 4,353                         $ 2,495
Basic EPS
------------------------------
Income applicable to
  common stockholders. . . . .    4,353  7,649,187  $     0.57    2,495  7,732,922  $     0.32
                                -------  ---------  ==========  -------  ---------  ==========
Effect of dilutive securities:
  Stock options. . . . . . . .        -      6,791                    -      1,125
                                -------  ---------              -------  ---------
Diluted EPS
------------------------------
Income applicable to
  common stockholders
  and assumed conversions. . .  $ 4,353  7,655,978  $     0.57  $ 2,495  7,734,047  $     0.32
                                =======  =========  ==========  =======  =========  ==========

     The Company had options and warrants outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options and warrants outstanding for the nine months ended September 30, 1998 and 1999 were 415,800 and 732,548, respectively. The antidilutive options and warrants outstanding for the three months ended September 30, 1998 and 1999 were 617,900 and 761,998, respectively.

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

                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    -------------------------------------

                                                       SALES OF        PROPERTY
                       DESIGN-BUILD                   COMMERCIAL    OPERATIONS AND
                         SERVICES      HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER      TOTAL
                       -------------  --------------  -----------  ----------------  --------  ---------
Revenue . . . . . . .  $      11,777  $        6,110  $         -  $            802  $    309  $  18,998
Costs . . . . . . . .          9,469           5,269            -               200         -     14,938
                       -------------  --------------  -----------  ----------------  --------  ---------
 Gross profit . . . .  $       2,308  $          841  $         -  $            602  $    309  $   4,060
                       =============  ==============  ===========  ================  ========  =========

Depreciation and
 amortization expense  $           -  $            4  $         -  $            194  $    233  $     431

Interest expense. . .  $           -  $        (  1)  $         -  $        (  536)  $(  187)  $ (  724)
Interest income . . .  $           -  $            -  $         -  $            201  $      -  $     201

Total assets. . . . .  $      47,232  $       29,713  $         -  $         48,331  $  8,827  $ 134,103

                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                    -------------------------------------
                                                       SALES OF        PROPERTY
                        DESIGN-BUILD                  COMMERCIAL    OPERATIONS AND
                          SERVICES     HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER     TOTAL
                       -------------  --------------  -----------  ----------------  --------  ---------
Revenue . . . . . . .  $        4,989  $      29,013  $     3,214  $            815  $   619  $   38,650
Costs . . . . . . . .           4,423         25,551        3,156               159        -      33,289
                       --------------  -------------  -----------  ----------------  -------  ----------
 Gross profit . . . .  $          566  $       3,462  $        58  $            656  $   619  $    5,361
                       ==============  =============  ===========  ================  =======  ==========

Depreciation and
 amortization expense  $            -  $         116  $         -  $            181  $   330  $      627

Interest expense. . .  $            -  $           -  $         -  $      (   1,536) $(   11)  $(  1,547)
Interest income . . .  $        (   8) $          20  $         -  $            342  $     -  $      354

Total assets. . . . .  $       48,342  $     100,262  $         -  $         48,100  $ 7,645  $  204,349

                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                     ------------------------------------
                                                      SALES OF        PROPERTY
                      DESIGN-BUILD                   COMMERCIAL    OPERATIONS AND
                        SERVICES      HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER      TOTAL
                       -------------  --------------  -----------  ----------------  --------  ---------
Revenue                $      30,909  $      15,070   $     3,819  $         2,569   $ 1,209   $ 53,576
Costs                         24,236         12,805         3,500              622         -     41,163
                       -------------  --------------  -----------  ----------------  --------  ---------
Gross profit           $       6,673  $       2,265   $       319  $         1,947   $ 1,209   $ 12,413
                       =============  ==============  ===========  ================  ========  =========

Depreciation and
amortization expense     $         -  $           7   $         -  $           542   $   648   $   1,197

Interest expense         $         -  $          (1)  $         -  $        (1,579)  $  (531)  $  (2,111)
Interest income          $         -  $           -   $         -  $           739   $    25   $     764

Total assets             $    47,232  $      29,713   $         -  $        48,331   $ 8,827   $ 134,103

                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                     ------------------------------------

                                                       SALES OF        PROPERTY
                        DESIGN-BUILD                  COMMERCIAL    OPERATIONS AND
                          SERVICES     HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER     TOTAL
                       -------------  --------------  -----------  ----------------  --------  ---------
Revenue . . . . . . .  $       17,156  $      76,115  $     4,901  $          2,669  $ 1,778  $  102,619
Costs . . . . . . . .          14,205         66,713        4,180               682        -      85,780
                       --------------  -------------  -----------  ----------------  -------  ----------
 Gross profit . . . .  $        2,951  $       9,402  $       721  $          1,987  $ 1,778  $   16,839
                       ==============  =============  ===========  ================  =======  ==========

Depreciation and
 amortization expense  $            -  $         366  $         -  $            530  $   839  $    1,735

Interest expense. . .  $            -  $           -  $         -  $       (  5,193) $ (  38) $(   5,231)
Interest income . . .  $        (   8) $          20  $         -  $            820  $     -  $      832

Total assets. . . . .  $       48,342  $     100,262  $         -  $         48,100  $ 7,645  $  204,349

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

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Restatement of Quarterly Information. Subsequent to the issuance of the Company's September 30, 1999 condensed consolidated financial statements, the Company's management determined that certain interest and indirect construction costs capitalized should have been charged to expense as incurred, and certain capitalized interest costs were not appropriately charged to cost of revenue when sales of homes and commercial properties were recognized. As a result the accompanying financial statements as of and for the three months and nine months ended September 30, 1999 have been restated from amounts previously reported to appropriately account for these transactions.


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

     Cost  of  Revenue.   Total  cost of revenue was $33.3 million for the three
months ended September 30, 1999, representing a $18.4 million, or 122.8%, increase from $14.9 million for the three months ended September 30, 1998. Cost of revenue for the three months ended September 30, 1999 as a percentage of revenue was 86.1%, compared to 78.5% for the three months ended September 30, 1998. The increase was primarily due to the Company's increase in the proportion of revenues it generates from its homebuilding activities due to increased overhead allocation cost on a per unit basis during 1999 and the write-off of costs relating to certain jobs. The Company wrote off approximately $698,000 related to development jobs and design-build contracts that the Company determined would not be completed or collected in the future.

     Gross Profit. Gross profit as a percent of revenue decreased to 13.9% for the three months ended September 30, 1999 from 21.5% for the comparable period in 1998. Gross margins on the sales of homes decreased to 11.9% during the three months ended September 30, 1999 compared to 13.8% during the three months ended September 30, 1998, due to an increased overhead allocation as explained above. Gross margin on construction revenue decreased to 11.3% in the three months ended September 30, 1999, compared to 19.6% in the same period of 1998, primarily due to the timing of the completion of such projects, increased overhead allocation and certain write-offs as explained above. Gross profit margins on commercial properties sold in the three months ended September 30, 1999 was 1.8% during the three months ended September 30, 1999 and no such sales occurred during the same period of 1998. The low profit margin on commercial sales is a result of the sale of the operations of a convenience retail center, a business line that the Company does not intend to pursue consistent with its overall strategy, and the sale of a warehouse, both of which had a higher cost basis.

     General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended September 30, 1999, representing a $1.6 million, or 141.7%, increase from $1.2 million for the three months ended September 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities, the acquisition of Diamond Key in November 1998 and the write-off of approximately $341,000 related to the Company's efforts in a private placement financing that was terminated. Of this increase, $590,000 of marketing and advertising costs reflect the increased number of housing subdivisions in production during the three months ended September 30, 1999 compared to the same period in 1998. The Company had 23 home developments open for sale at September 30, 1999 compared to only 3 at September 30, 1998. In addition, accounting, legal and agency fees increased $274,000, vehicle and repairs and maintenance expenses increased $106,000 and rent, utility, travel and other general office expenses increased $331,000 as the number of employees increased to 622 at September 30, 1999 from 608 at September 30, 1998. General and administrative expenses as a percentage of total revenue was 7.3% for the three months ended September 30, 1999 as compared to 6.2% for the three months ended September 30, 1998.

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

     Interest Expense, Net. Interest expense, net, was $1.2 million for the three months ended September 30, 1999, representing a $670,000 or 128.1%, increase from $523,000 for the three months ended September 30, 1998. The increase was primarily the result of higher levels of debt and higher interest rates on the debt.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $723,000 for the three months ended September 30, 1999, representing a $1.2 million, or 62.6%, decrease from $1.9 million for the three months ended September 30, 1998. Income before provision for income taxes as a percentage of total revenue was 1.9% for the three months ended September 30, 1999 as compared to 10.2% for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue. Total revenue was $102.6 million for the nine months ended September 30, 1999, representing a $49.0 million, or 91.5%, increase from $53.6 million for the nine months ended September 30, 1998. The increase was primarily due to an increase of $61.0 million, or 405.1%, in sales of homes to $76.1 million during the nine months ended September 30, 1999 compared to $15.1 million during the nine months ended September 30, 1998. The 689 single-family home closings for the nine months ended September 30, 1999 represented a 359.3% increase over the 150 closings for the nine months ended September 30, 1998. Home closings during the nine months ended September 30, 1999, included 245 in Nevada, 30 in Utah and 414 in Arizona compared to 128 in Nevada and 22 in Utah for the comparable period in 1998. The increase in home sales was primarily due to the Company's increased focus on homebuilding and its acquisition of Diamond Key and Maxim Homes, Inc. ("Maxim") in November 1998 and March 1998, respectively. Construction revenue decreased $13.8 million, or 44.5% from $30.9 million during the nine months ended September 30, 1998 to $17.2 million during the nine months ended September 30, 1999. The decrease is primarily the result of more active projects and construction activity during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. Three large projects under construction during the nine months ended September 30, 1998 were completed in early 1999; therefore, lower revenues were recognized on these projects as they neared completion during the first part of 1999. Sale of commercial properties was $4.9 million for the nine months ended September 30, 1999 compared to $3.8 million for the nine months ended September 30, 1998. The increase was due to four commercial sales during 1999 compared to only two during 1998. The 1999 sales were a retail center, a parcel of land, a warehouse and the operations of a retail store compared to the 1998 sales which were a warehouse and a commercial center. Rental and other revenue for the nine months ended September 30, 1999 was $4.4 million compared to $3.8 million for the nine months ended September 30, 1998. The increase was due primarily to premiums and origination fees collected by HomeBanc during the nine months ended September 30, 1999.


     Cost  of  Revenue.   Total  cost  of revenue was $85.8 million for the nine
months ended September 30, 1999, representing a $44.6 million, or 108.4%, increase from $41.2 million for the nine months ended September 30, 1998. Cost of revenue for the nine months ended September 30, 1999 as a percentage of revenue was 83.6%, compared to 76.8% for the nine months ended September 30, 1998. The increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins than construction margins, the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999 and the write-off of costs relating to certain jobs. During 1999, the Company wrote off approximately $685,000 related to development jobs and design-build contracts that the Company determined would not be completed or collected in the future.

     Gross Profit. Gross profit as a percent of revenue decreased to 16.4% for the nine months ended September 30, 1999 from 23.2% for the comparable period in 1998. Gross margins on the sales of homes decreased to 12.4% during the nine months ended September 30, 1999 compared to 15.0% during the nine months ended September 30, 1998, due to an increased overhead allocation to the Company's homebuilding activities on a per unit basis. Gross margin on construction revenue decreased to 17.2% in the nine months ended September 30, 1999, compared to 21.6% in the same period of 1998, primarily due to the timing of the completion of such projects, increased overhead allocation and certain write-offs explained previously. Gross profit margin on commercial properties sold in the nine months ended September 30, 1999 increased to 14.7% from 8.4% in the nine months ended September 30, 1998 primarily due to the overall lower cost basis of the properties sold during the 1999 period compared to the properties sold during the 1998 period.

     General and Administrative Expenses. General and administrative expenses were $7.2 million for the nine months ended September 30, 1999, representing a $3.6 million, or 100.4%, increase from $3.6 million for the nine months ended September 30, 1998. The increase was primarily due to increased activities related to the growth in the Company's revenues, including an increase in homebuilding activities and the acquisitions of Diamond Key and Maxim. Of this increase, $1.6 million of marketing and advertising costs reflect the increased number of housing subdivisions in production during the nine months ended September 30, 1999 compared to the same period in 1998. The Company had 23 home developments open for sale at September 30, 1999 compared to only 3 at September 30, 1998. In addition, accounting, legal and agency fees increased $712,000, vehicle and repairs and maintenance expense increased $285,000 and rent, utility, travel and other general office expenses increased $726,000 as the number of employees increased to 622 at September 30, 1999 from 608 at September 30, 1998. General and administrative expenses as a percentage of total revenue was 7.0% for the nine months ended September 30, 1999 as compared to 6.7% for the nine months ended September 30, 1998.


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

     Interest Expense, Net. Interest expense, net, was $4.4 million for the nine months ended September 30, 1999, representing a $3.1 million or 224.9%, increase from $1.3 million for the nine months ended September 30, 1998. The increase was primarily the result of higher levels of debt and higher interest rates on the debt.

     Income Before Provision for Income Taxes. As a result of the foregoing factors, income before provision for income taxes was $3.5 million for the nine months ended September 30, 1999, representing a $2.8 million, or 44.7%, decrease from $6.3 million for the nine months ended September 30, 1998. Income before provision for income taxes as a percentage of total revenue was 3.4% for the nine months ended September 30, 1999 as compared to 11.7% for the nine months ended September 30, 1998.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically relied upon land and project financing, as applicable, partner and joint venture contributions in the form of land or cash, developer's equity (value in excess of cost), other forms of debt, including loans from affiliates, and cash flow from operations to provide capital for land acquisitions and portfolio construction. The Company intends to continue to provide for its capital requirements from some or all of these sources. Management believes that cash generated from operations, sales of properties, and funds available from external sources of debt; including extension of maturities or obtaining new financing, and equity financing, together with cash on hand at September 30, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is currently exploring alternative methods of financing and negotiating with various lenders as well as in the process of selling certain properties in order to raise cash. There can be no assurance that the Company will be able to obtain such financing.

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

     On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 9.75% at September 30, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1998 and September 30, 1999, the Company had outstanding indebtedness of $1.9 million and available borrowings of $3.1 million under the agreement. Under the terms of the agreement, the Company is required to meet certain financial covenants. The Company was in compliance with the covenants at September 30, 1999.

     Operating Activities. Net cash used in operating activities was $23.9 million for the nine months ended September 30, 1999 compared to $21.4 million for the nine months ended September 30, 1998. The increase in net cash used in operating activities was primarily due to a $29.6 million increase in net cash used for properties under development related to single-family homes during the nine months ended September 30, 1999 compared to a $19.9 million net increase during the nine months ended September 30, 1998. The number of home developments under construction increased to 27 for $74.6 million at September 30, 1999 from 10 for $28.9 million at September 30, 1998.


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


     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,
                                         1998    1999    1998    1999
                                        ------  ------  ------  ------
Interest incurred:
 Residential . . . . . . . . . . . . .  $1,524  $2,071  $2,843  $6,521
 Commercial. . . . . . . . . . . . . .     674     554   1,813   1,764
                                        ------  ------  ------  ------
   Total incurred. . . . . . . . . . .  $2,198  $2,625  $4,656  $8,285
                                        ======  ======  ======  ======

Interest expensed:
 Residential . . . . . . . . . . . . .  $  146  $1,070  $  477  $3,728
 Commercial. . . . . . . . . . . . . .     579     477   1,634   1,503
                                        ------  ------  ------  ------
   Total expensed. . . . . . . . . . .  $  725  $1,547  $2,111  $5,231
                                        ======  ======  ======  ======

Interest capitalized at end of period:
 Residential . . . . . . . . . . . . .  $1,378  $1,001  $2,366  $2,793
 Commercial. . . . . . . . . . . . . .      95      77     179     261
                                        ------  ------  ------  ------
   Total interest capitalized. . . . .  $1,473  $1,078  $2,545  $3,054
                                        ======  ======  ======  ======

     Properties under development and land held for future development or sale increased by $21.5 million from $80.8 million at December 31, 1998 to $102.3 million at September 30, 1999.


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

     Given the information known at this time about the Company's systems and Y2K issues, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems and software applications as necessary, Y2K costs, the majority of which have been incurred in fiscal 1999. Current Y2K expenditures have been approximately $72,000 thus far due to much of the work performed by existing internal staff. Estimated remaining costs should not exceed $10,000 - $20,000. These costs include incremental personnel costs, consulting costs and costs for the modification of or replacement of existing hardware and software. These costs have been and will be funded through cash flows from operations and are expensed as incurred. Purchased hardware and software has been and will be capitalized in accordance with the Company's normal accounting policy. The costs of the project and the timing in which the Company believes it will complete the necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

RISKS  AND  RELATED  FACTORS

          Liquidity. The two personal loans Mr. Saxton has outstanding and the personal loan Ms. Pori has outstanding, aggregating $7.6 million, are currently past their maturity date of September 3, 1999. Although the principal amounts are past due, the interest payments are current. The Company is negotiating with the lender to restructure the loans. There is no guarantee that the Company will be successful in doing so. The lender, to-date, has not issued a demand for repayment of any of the loans. The Company has two loans maturing during the fourth quarter of 1999; a $1.0 million loan maturing on December 16, 1999 and a $846,000 loan maturing on December 19, 1999. The Company intends to pay in full the $1.0 million loan and renew the $846,000 loan. Management believes that cash generated from operations, sales of properties, and funds available from external sources of debt, including extension of maturities or obtaining new financing, and equity financing, together with cash on hand at
September 30, 1999, will be sufficient to provide for its capital requirements for at least the next 12 months. The Company is currently exploring alternative methods of financing and negotiating with various lenders as well as in the process of selling certain properties. There can be no assurance that the Company will be able to obtain such financing.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. There have been no significant changes since the filing of the aforementioned report, except for new debt of $52.9 million, due between 1999 and 2001 with annualized interest rates ranging from 8.75% to 36.0%.

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

                                   SAXTON  INCORPORATED

May  15,  2000                     By:     /s/  James  C.  Saxton
                                           ----------------------
                                                James  C.  Saxton
                                   Chairman  of  the  Board  of  Directors,
                                   President,  Chief  Executive  Officer,
                                   Interim Chief Financial Officer and Director
                                   (Principal  Executive  Officer)


                                   By:     /s/  Melody  J.  Sullivan
                                           -------------------------
                                                Melody  J.  Sullivan
                                   Vice President and Chief Accounting
                                   Officer
                                   (Principal  Accounting  Officer)

                                 INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
   EXHIBIT                                                            NUMBERED
   NUMBER                            DESCRIPTION                        PAGE
  --------                           -----------                        ----

 27     Financial Data Schedule for the quarter ended September 30, 1999     26