Form 10-K
period 1999-12-31
SAXTON INC
filed 2000-05-16
CIK 1014488

===============================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________TO________

                         COMMISSION FILE NUMBER: 0-22299
                                                 -------
                               SAXTON INCORPORATED
             (Exact name of registrant as specified in its charter)

                  NEVADA                                   88-0223654
     (State, or other Jurisdiction of                  (IRS Employer
      Incorporation, or Organization)                  Identification Number)


          5440 WEST SAHARA AVENUE, THIRD FLOOR, LAS VEGAS, NEVADA 89146
                                 (702) 221-1111
-------------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of
                    Registrant's principal executive offices)

                                 ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

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

     As of April 24, 2000, 8,336,455 shares of the registrant's common stock were outstanding. The aggregate fair value of common stock held by non-affiliates of the registrant as of April 24, 2000 was approximately $3,089,007 based on a closing price of $1.125 for the common stock as reported on the Nasdaq Stock Market on such date. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE
                            Exhibit index in Item 14.

===============================================================================

                               SAXTON INCORPORATED
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                                            PAGE
                                                                                                  ----
  Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
  Item 4.  Submission of Matters to Vote of Security Holders . . . . . . . . . . . . . . . . . .    21
PART II
  Item 5.  Market for the Registrant's Common Equity and Related Security Holder Matters . . . .    22
  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    26
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . .    37
  Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .    37
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    37
PART III
  Item 10.  Directors and Executive Officers of the Company. . . . . . . . . . . . . . . . . . .    39
  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
  Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    47
  Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    48
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . .    50

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     Saxton Incorporated ("Saxton" or the "Company") is a diversified real estate company, specializing principally in the affordable homebuilding industry, operating in the fast-growing Las Vegas, Phoenix, Salt Lake City, Tucson and Reno markets. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third-party clients ("design-build services"), including tax credit partnerships; (iii) the design, development and construction of income producing portfolio properties; and (iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

     In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. The Company opened its first single-family home development in April 1996 and its second home development in early 1997. During 1999, the Company sold 924 homes, at an average price of $111,161, an increase from 251 homes sold at an average price of $110,100 in 1998. Reflecting the Company's commitment to expand its homebuilding activities, in March 1998, the Company acquired Maxim Homes, Inc. ("Maxim") and in November 1998, acquired Diamond Key Homes, Inc. ("Diamond Key"). Maxim, a Salt Lake City, Utah homebuilder, specialized in building homes generally ranging in price from $145,000 to $185,000. Diamond Key, an Arizona homebuilder and construction company, specialized in entry-level and move-up homes generally ranging in price from $90,000 to $120,000. The Company, including Maxim and Diamond Key, had 26 residential community developments in process, in three states, as of December 31, 1999. The Company also provides its construction and design-build development services to clients which have included large, nationally recognized public companies as well as smaller regional businesses.

     The Company's portfolio of 12 income producing properties at December 31, 1999 included approximately 307,316 square feet of office, retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable. The Company also provides property management services for apartment properties owned by the tax credit partnerships.

WORKOUT  PLAN

     The  Company  has  experienced  a  slow  down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to cash flow problems and over expansion, and was in default on substantially all notes payable at December 31, 1999. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage
its  cash  flow.   The  aforementioned  facts  and  circumstances  have  raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

In the first quarter of 2000, the Company brought in outside consultants and legal expertise to assist in formulating a workout business plan (the "Workout Plan"). The key elements of the Workout Plan are: to establish adequate cash management controls regarding cash flows and to accelerate the retirement of debt, especially higher interest rate debt, by raising additional capital from sources other than the sale of homes, such as the sale of land held for development and for sale and operating properties, and to negotiate forbearance agreements with the lenders. The Company believes that the proposed Workout
Plan will help the Company focus on operations, including improved cash management and monitoring of cash flows and completion of construction and sales of existing projects.

     Although the Company hopes that the Workout Plan will allow the Company to avoid filing, or being forced into, bankruptcy, there can be no assurances that the Workout Plan will be approved by the Company's creditors and subcontractors or, that if approved, the Company will be able to successfully take the steps necessary under the Workout Plan to avoid filing, or being forced into, bankruptcy.

     Cash Flow Funds Controls. The Company is still in the process of finalizing the details of various loan terms with its creditors and subcontractors. The Company has been meeting with its lenders and subcontractors in order to discuss with them the Company's operations, including the cash flow shortage, and the proposed Workout Plan. However, there can be no assurance that the Company will be able to obtain agreement from its creditors and subcontractors to the Workout Plan.

     As part of the Workout Plan the Company has agreed to certain controls on its use of cash, including setting up a voucher control system with Nevada Construction Services to coordinate payments to lenders and subcontractors. The Company has also proposed, as an additional component of the Workout Plan, that its subcontractors accept a pro rata share of proceeds from the sales of future units through escrow disbursements, after the primary lenders have been paid, until the subcontractors' obligations are satisfied. These payments will be made through escrow to insure payment is made timely and accurately to the lenders and subcontractors. The Company has also agreed to weekly monitoring of the Company's progress to insure adherence to the Workout Plan.

     Retirement of Debt and Sale of Properties.  An agreement (effective May 12,
2000) has been reached with a group of the Company's various individual debt holders ("Debt Holder"), which agreement is the cornerstone of the Workout Plan and would allow the Company to conduct an orderly disposition of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provides for the Debt Holder to acquire assets from the Company with a carrying value of approximately $11.3 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, an 80 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder will forgive any and all indebtedness of the Company in favor of the Debt
Holder, currently aggregating approximately $34.1 million ($27.8 million at December 31, 1999) and bearing interest rates ranging from 0.0% to 30.0%, and the company will recieve Debt Holder's interest in a condominium project that has a fair value of approximately $8.5 million and related debt of $5.5 million (assumed by the Company) and the Debt Holder's assumed Company debt of approximately $2.7 million on the two Phoenix, Arizona properties. This agreement eliminates high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which is recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. Through May 12, 2000 the Company has sold three operating properties and two parcels of land, with a carrying value of approximately $5.3 million and debt of approximately $4.2 million at December 31, 1999, for a total of approximately $6.1 million. These sale transactions retired debt of approximately $4.2 million. The sale of properties and extinguishment of debt will result in debt retirement of approximately $39.9 million and a gain of approximately $26.1 million in 2000. Although some of the Debt Holders' obligations are unsecured, much of the debt is secured. Hence, this transaction will free up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages.

     The Company has other properties in escrow and anticipates cash flows from these closings in the coming months. There can be no assurance however that any of the proposed asset sales will be completed or, that if completed, they would be completed in a timely enough manner for the Company to avoid filing, or be forced into, bankruptcy. Similarly, there can be no assurance the Company's other creditors will forego taking any actions against the Company pending the completion of these transactions and there can be no assurance that, even if the transactions are completed, that the Company will be able to avoid filing, or be forced into, bankruptcy.

     The cash short fall in the initial months, until business operations stabilize, is dependent on the sales of properties. However, with the Debt Holder agreement in place, considerable cash would be freed up, and the Company's cash flow demands from short term borrowings should diminish significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurance that the Company will be able to obtain such interim financing on satisfactory terms or not at all.

The Company has also decreased its workforce in the first quarter of 2000 by 68 employees or 27.9% of the Company's workforce, which is expected to result in a reduction of approximately $2.4 million per year in payroll related costs. See "Employees."

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

     Concurrently with the closing of the Offering, certain stockholders of the Company (the "Contributing Stockholders") contributed their partnership interests in certain properties to the Company. In addition, certain obligations to the Contributing Stockholders represented by subordinated dividend notes (the "Notes") were satisfied as follows: (i) approximately $700,000 of outstanding amounts due to the Company by the principal stockholders were offset against the Notes; (ii) $3.7 million was repaid through the issuance by the Company of 384,256 shares of Common Stock; and (iii) $1.0 million was repaid through the issuance by the Company of warrants for 400,000 shares of Common Stock, which lapsed unexercised. See "-The Reorganization."

DEVELOPMENT  ACTIVITIES

GENERAL

     Land Acquisition. The Company historically has selected land for its home and other development projects based upon a variety of factors, including: (i) internally and externally generated demographic and marketing studies; (ii) soil and other physical conditions of the site; (iii) financial and legal reviews as to the feasibility of the proposed project, including projected profitability;
(iv) the ability to secure necessary additional governmental approvals and entitlements; (v) environmental due diligence; (vi) competition; (vii) proximity to local traffic corridors and community facilities; (viii) infrastructure requirements for grading, drainage, utilities and streets; and (ix) management's judgment and experience as to the real estate market and economic trends in a particular market.

     The Company generally seeks opportunities to create value through the purchase of undeveloped land, provided there is sufficient cash flow. However, in the fiscal year ended December 31, 1999, the Company acquired certain land, using high interest short term debt, which the Company was unable to replace with permanent financing on satisfactory terms, which inability has contributed to the Company's cash flow problems. The Company utilizes contingent purchase agreements and options to control land while it performs its preliminary review. Management then invests the time and resources to obtain all necessary entitlements to develop the land. By acquiring unentitled land, the Company attempts to: (i) minimize its capital investment because the land can generally be purchased at a discount, compared to land with entitlements and because the purchase is generally not consummated until all necessary entitlements are obtained; (ii) realize greater returns on its investment in land due to the significant value that is added once entitlements are obtained and subdivision or parcel maps are filed; and (iii) provide a greater degree of involvement and control over the design and development process. Once entitlements are obtained, the Company undertakes final engineering, site grading and development of infrastructure, including the construction of roads, utilities and other improvements.

     The Company typically obtains all necessary development approvals, completes a satisfactory environmental assessment of the site, secures any necessary financing and completes other due diligence deemed appropriate by the Company prior to becoming obligated to complete the purchase or exercising its option. The use of contingent purchase agreements and options reduces the risks normally associated with the purchase of undeveloped land and reduces the Company's land carrying costs. However, in the fiscal year ended December 31, 1999, the Company acquired certain land, using high interest short term debt, which the Company was unable to replace with permanent financing on satisfactory terms, which inability has contributed to the Company's cash flow problems. The Company typically acquires land in contemplation of a specific development project; it does not generally inventory undeveloped land. In certain cases, however, the Company may acquire a site larger than required for the specified project with the intent of using the balance of the site for future development.

     The following tables present certain information as of December 31, 1999 regarding parcels of land that the Company owned or controlled for development or sale:

                             APPROXIMATE
                              NUMBER OF    PROPOSED NUMBER    PROPOSED NUMBER
                              ACRES (1)      OF PROJECTS    OF UNITS/SQ. FOOTAGE
                             ------------  ---------------  --------------------
Homebuilding Acreage (1):
 Arizona. . . . . . . . . .         1,017                4                 3,282
 Nevada . . . . . . . . . .           143                4                 1,030
 Utah . . . . . . . . . . .            66                3                   377
                             ------------  ---------------  --------------------
   Total                            1,226               11                 4,689
                             ============  ===============  ====================

Commercial Acreage (2):
 Arizona. . . . . . . . . .            40                4                39,000
 Nevada . . . . . . . . . .            49                8               683,755
 Utah . . . . . . . . . . .             6                1                80,000
                             ------------  ---------------  --------------------
   Total                               95               13               802,755
                             ============  ===============  ====================

Tax Credit Project Acreage:
 Arizona. . . . . . . . . .             -                -                     -
 Nevada . . . . . . . . . .             -                -                     -
 Utah . . . . . . . . . . .            18                2                   396
                             ------------  ---------------  --------------------
   Total                               18                2                   396
---------------------------  ============  ===============  ====================

(1) Includes approximately 338 acres that are under option or in escrow and are planned for development of 1,371 units.
(2) Includes approximately 145 acres that are under option or in escrow and are planned for four projects.

     The continuation of the Company's development activities over the long term will depend on its continued ability to locate, enter into contracts to acquire, maintain adequate cash flow, obtain governmental approval for, consummate the acquisition of and improve suitable parcels of land.

     Construction. The Company currently employs a licensed architect who directs and oversees the preparation of design plans for all of the Company's projects by its design staff. Engineering plans are prepared by consultants retained by the Company. The Company acts as the general contractor for all of its development projects and each is assigned a project manager with responsibility for all planning, scheduling and budgeting operations and an on-site superintendent who oversees the subcontractors. The Company supervises the construction of each project, coordinates the activities of subcontractors and suppliers, subjects their work to quality and cost controls and assures compliance with zoning and building codes. The Company did perform certain construction services in-house, but during the first quarter of 2000, as part of a cost reduction measure, the Company laid off eight employees and eliminated that division. See "- Employees."

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

HOMEBUILDING

     In 1995, the Company began the development of value-priced single-family detached homes to meet the demand for affordable housing in the Las Vegas market. In 1998, the Company expanded its homebuilding activities into Utah and Arizona through the acquisitions of Maxim and Diamond Key. The Company currently sells homes in Nevada, Utah and Arizona, including entry-level and move-up homes. The Company emphasizes affordable housing, including townhomes, cluster homes and single-family residences.

     The Company's objective in its entry-level and move-up homebuilding activities is to deliver superior value to low and moderate income families by pricing its homes competitively and assisting buyers in locating financing, while providing innovative designs, quality construction and features and amenities not usually found in other affordable housing. The Company has expanded its business opportunities by developing projects that are eligible for various government-sponsored programs that provide down payment assistance or lower cost financing. Typical down payment assistance programs include a 1% down payment program and a sweat equity program that, where offered, significantly increase the pool of potential homebuyers. The Company currently plans to attempt to offer a range of value-priced homes at each residential development, including at least one design that is the lowest priced comparable product in the market. The Company has been able to minimize the cost of its homes by integrating and performing many of the development functions as well as utilizing high-density site plans configured with the lots having minimal frontage area. This type of site design enables the Company to reduce certain infrastructure construction costs, such as streets and sewer lines, in order to increase potential profitability.

     The following table provides certain information with respect to the Company's homebuilding activities (dollars in thousands, except Average Sales Price/Unit):

                             YEARS ENDED DECEMBER 31,
                           ---------------------------
                            1997      1998      1999
                           -------  --------  --------
Number of Units Sold(1) .      134       251       924
Average Sales Price/Unit.  $82,521  $110,096  $111,161
Total Revenue . . . . . .  $11,058  $ 27,634  $102,713
Gross Profit. . . . . . .  $   919  $  3,880  $  9,699

(1)     Represents  home  sales  which  have  closed.

     The Company focuses its marketing efforts primarily on first-time homebuyers and apartment renters as potential customers. This is accomplished through low down-payment requirements, down-payment assistance and sweat equity programs. These programs offer potential customers the opportunity for home ownership for less than the cost of renting many apartments. The Company is also currently exploring other methods and programs for reducing the barriers to homebuying for its targeted customers.

     Nevada  Product  Description.  The Company's Nevada homebuilding operations
     ----------------------------
focus on quality homes for working families who are generally first time homebuyers. The Company markets its homes in Nevada under the "Perennial Homes" brand name. A typical neighborhood built by the Company consists of a gated community with a community recreation building and swimming pool. The Company also provides a "complete home" package included in the purchase price. The package includes name brand appliances, decorative window coverings, a security system and garage door opener. The package concept gives homebuyers protection against the hidden costs of moving and typically results in a lower overall cost.

     The Company's single-family detached home communities generally offer at least three different floor plans, with two, three or four bedrooms and two-car garages and range from 991 square feet to 1,736 square feet. The townhouses have two or three bedrooms, with two and one-half baths and either a one- or two-car attached garage. The Company's cluster home developments generally consist of seven to eight single-family detached homes sharing a common cul-de-sac.

     The base sales price ranges for homes in the Company's Nevada communities as of December 31, 1999 were as follows:

Sutter Creek (single-family detached) . . .  $   105,990 -  $126,990
Crescendo at Silver Springs (cluster homes)       99,990 -   132,990
Sterling at Silver Springs (cluster homes).       99,990 -   115,990
Kendall Creek (townhomes) . . . . . . . . .      109,990 -   122,990
Pelican Creek (single-family detached). . .      121,990 -   135,990

     While the Company's primary geographic focus in Nevada has been in the Las Vegas area, during 1998 the Company opened office facilities in Reno, Nevada and is currently constructing and selling a 102-unit townhome project in Sparks, near Reno, known as Kendall Creek.

    The following table presents certain information, as of December 31, 1999, relating to the Company's home developments in Nevada that were: (i) completed and sold out during 1999; (ii) active (under development or with unsold inventory); or (iii) planned:

                                             Nevada Homebuiling

                                                                        Total    No. of                  Average
                                                             No. of     No. of    Homes    Number of    Price/Home   Total Home
                                                            Homes at    Homes   Closed in   Homes in    Closed in   Sales Revenue
Project Name                        Home Type    Location   Completion  Closed    1999     Backlog (1)     1999        in 1999
------------                      -------------  ---------  ----------  ------  ---------  -----------  ----------  -------------
Completed and Sold out During
1999:
  Sunrise Ridge. . . . . . . . .  Townhomes      Las Vegas         154     154         10           -   $   91,046  $     910,464
                                                            ----------  ------  ---------  -----------              -------------
    Total Completed and Sold Out
During 1999. . . . . . . . . . .                                   154     154         10           -                     910,464

Under Development or With Unsold
Inventory (3):
  Pelican Creek. . . . . . . . .  Detached       Las Vegas          79       1          1           34     123,589        123,589
  Sutter Creek . . . . . . . . .  Detached       Las Vegas         150     113        112           13     109,544     12,270,025
  Cresesendo at Silver Springs.   Cluster homes  Las Vegas         285     121        121           31     109,480     13,247,130
  Sterling at Silver Springs . .  Cluster homes  Las Vegas         240      50         50           25     104,018      5,200,897
  Kendall Creek . . . . . . . .   Townhomes      Sparks            102      10         10           29     111,708      1,117,076
    Total Under Development or                              ----------  ------  ---------  -----------              -------------
    With Unsold Inventory . . .                                    856     295        294          132                 31,958,717

Planned (4):
  Silver Springs Phase A . . . .  Cluster homes  Las Vegas         236      -          -            -           -              -
  Taylor Ranch (5) . . . . . . .  Cluster homes  Las Vegas         581      -          -            -           -              -
  Madre Mesa North . . . . . . .  Detached       Las Vegas         131      -          -            -           -              -
  Madre Mesa South . . . . . . .  Detached       Las Vegas          82      -          -            -           -              -
                                                            ----------  ------  ---------  -----------              -------------
    Total Planned . . . . . . .                                  1,030      -          -            -           -              -
                                                            ----------
    Grand Total . . . . . . . .                                  2,040     449        304          132                 32,869,181
----------------------------------------------------------  ==========  ======  =========  ===========              =============

                                   Estimated
                                   Ave. Price   Est. Sales
                                   per Unsold    Value of
Project Name                        Home (2)   Unsold Homes
------------                       ----------  ------------
Completed and Sold out During
1999:
  Sunrise Ridge. . . . . . . . .   $      -   $          -
    Total Completed and Sold Out              -------------
During 1999. . . . . . . . . . . .                       -

Under Development or With Unsold
Inventory (3):
  Pelican Creek . . . . . . . .      128,657     10,035,246
  Sutter Creek . . . . . . . . .     119,864      4,434,968
  Cresesendo at Silver Springs .     119,135     19,538,140
  Sterling at Silver Springs . .     107,807     20,483,330
  Kendall Creek . . . . . . . .      111,708     10,277,136
    Total Under Development or                -------------
    With Unsold Inventory                        64,768,820

Planned (4):
  Silver Springs Phase A . . . .          -              -
  Taylor Ranch (5) . . . . . . .          -              -
  Madre Mesa North . . . . . . .          -              -
  Madre Mesa South . . . . . . .          -              -
                                              -------------
    Total Planned . . . . . . .                          -

    Grand Total . . . . . . . .               $  64,768,820
                                              =============

(1) Represents The Number Of Homes That Are Under Sales Contracts But Have Not Yet Closed.
(2)     Represents  The  Proposed  Average  Offering  Sales Price Per Home To Be
        Sold.
(3)     Open  For  Sale  As  Of  March  30,  2000.
(4) The Company Owns Or Otherwise Controls The Land For Each Planned Home Development. In Most Cases, The Planned Home Development Requires Additional Entitlements, Permits Or Other Actions Prior To Construction, And There Can Be No Assurance That All Regulatory Approvals Can Be Obtained.
(5) This Property Was Given In Exchange For Relief Of Debt To The Company's Largest Debt Holder. See "Workout Plan."


     Arizona  Product  Description.  Diamond  Key,  the  Company's  Arizona
     -----------------------------
homebuilding subsidiary, was acquired in November 1998. Diamond Key's homebuilding operations have historically included a wide range of homes. However, during 1997, its focus began to shift to entry-level homes in the Phoenix and Tucson areas. The Company markets its homes in Arizona under the "Diamond Key Homes" brand name. The targeted market is low to moderate income households.

     The Company has under purchase agreement approximately 900 acres of land, which is not included in the "Arizona Homebuilding" table. This land is located in close proximity to Interstate 10, ninety miles south of Phoenix, and is currently zoned for large lot development. This right, under the purchase agreement, was exchanged for relief of debt with the Company's largest debt holder. See "Workout Plan."

    The following table presents certain information, as of December 31, 1999, relating to the Company's home developments in Arizona that were: (i) completed and sold out during 1999; (ii) active (under development or with unsold inventory); or (iii) planned:

                                   Arizona Home Building

                                                                        Total    No. of                  Average
                                                             No. of     No. of    Homes    Number of    Price/Home   Total Home
                                                            Homes at    Homes   Closed in   Homes in    Closed in   Sales Revenue
Project Name                        Home Type    Location   Completion  Closed    1999     Backlog (1)     1999        in 1999
------------                      -------------  ---------  ----------  ------  ---------  -----------  ----------  -------------
Completed and Sold out During
1999:
  Neely Ranch . . . . . . . . .   Detached       Gilbert            22      22          3           -   $  156,833  $     470,500
  Rancho Vistoso . . . . . . . .  Detached       Oro Valley         17      17          1           -      209,000        209,000
  Rancho Cimarron 1 . . . . . .   Detached       Gilbert            63      63          1           -      169,000        169,000
  Bolero Court . . . . . . . . .  Detached       Phoenix           130     130         97           -       98,838      9,587,286
  Stonehenge . . . . . . . . . .  Detached       Gilbert            57      57          5           -      143,209        716,045
  Sonoran Vista 1 . . . . . . .   Detached       Gilbert           150     150          8           -      120,025        960,200
                                                            ----------  ------  ---------  -----------              -------------
Total Completed and Sold Out
During 1999. . . . . . . . . . .                                   439     439        115           -                  12,112,031

Under Development or With Unsold
Inventory:
  Sunrise Canyon 1 . . . . . . .  Detached       Apache Jctn       268     260        141           18      99,250     13,994,278
  Sunrise Canyon 2 . . . . . . .  Detached       Apache Jctn       132     116         88            7     106,992      9,415,322
  Copper Creek . . . . . . . . .  Detached       Oro Valley         61      29         15            5     114,111      1,711,671
  Castle Rock . . . . . . . . .   Detached       Phoenix           166      54         20           20     155,253      3,105,057
  Desert Vista 1 . . . . . . . .  Detached       Oro Valley         40      39          8           -      204,858      1,638,863
  Desert Vista 2 . . . . . . . .  Detached       Oro Valley         33       1          1            4     197,331        197,331
  Rita Ranch 1 . . . . . . . . .  Detached       Tucson             72      70         57           -      104,711      5,968,554
  Rita Ranch 2 . . . . . . . . .  Detached       Tucson             63      -          -            21          -              -
  Suncliff 1 . . . . . . . . . .  Detached       Peoria            246     245         48            1     100,942      4,845,215
  Sonoran Vista 2 . . . . . . .   Detached       Gilbert            24       8          6            6     239,222      1,435,332
  Sunrise Canyon 3 . . . . . . .  Detached       Apache Jct         81       7          7           73     103,936        727,554
  Suncliff 3 . . . . . . . . . .  Detached       Peoria             28      -          -            -           -              -
  Suncliff 4 . . . . . . . . . .  Detached       Peoria            135      51         51           42     108,526      5,534,888
  Pueblo Seco Townhouses . . . .  Townhomes      Mesa              166      20         20           25      99,330      1,986,600
                                                            ----------  ------  ---------  -----------              -------------
Under Development or With Unsold
Inventory:                                                       1,515     900        462          222                 50,561,665

Planned (3):
  Suncliff 5 (4) . . . . . . . .  Detached       Peoria            170      -          -            -           -              -
  El Mirage (4) . . . . . . . .   Detached       El Mirage         653      -          -            -           -              -
  Tangerine Hills . . . . . . .   Detached       Tucson            450      -          -            -           -              -
                                                            ----------  ------  ---------  -----------              -------------
    Total Planned . . . . . . .                                  1,273      -          -            -                          -
                                                            ----------  ------  ---------  -----------              -------------
    Grand Total . . . . . . . .                                  3,227   1,339        577          222              $  62,673,696
--------------------------------                            ==========  ======  =========  ===========              =============


                                   Estimated
                                   Ave. Price   Est. Sales
                                   per Unsold    Value of
Project Name                        Home (2)   Unsold Homes
------------                       ----------  ------------
Completed and Sold out During
1999:
  Neely Ranch . . . . . . . . .   $        -   $         -
  Rancho Vistoso . . . . . . . .           -             -
  Rancho Cimarron 1 . . . . . .            -             -
  Bolero Court . . . . . . . . .           -             -
  Stonehenge . . . . . . . . . .           -             -
  Sonoran Vista 1 . . . . . . .            -             -
                                               ------------
Total Completed and Sold Out
During 1999. . . . . . . . . . .                         -

Under Development or With Unsold
Inventory:
  Sunrise Canyon 1 . . . . . . .      101,000       808,000
  Sunrise Canyon 2 . . . . . . .      104,000     1,664,000
  Copper Creek . . . . . . . . .      107,500     3,440,000
  Castle Rock . . . . . . . . .       151,000    16,912,000
  Desert Vista 1 . . . . . . . .      165,000       165,000
  Desert Vista 2 . . . . . . . .      192,000     6,144,000
  Rita Ranch 1 . . . . . . . . .      101,500       203,000
  Rita Ranch 2 . . . . . . . . .      101,500     6,394,500
  Suncliff 1 . . . . . . . . . .      101,000       101,000
  Sonoran Vista 2 . . . . . . .       212,500     3,400,000
  Sunrise Canyon 3 . . . . . . .       99,000     7,326,000
  Suncliff 3 . . . . . . . . . .      112,500     3,150,000
  Suncliff 4 . . . . . . . . . .      103,500     8,694,000
  Pueblo Seco Townhouses . . . .       95,000    13,870,000
                                               ------------
Under Development or With Unsold
Inventory:                                       72,271,500

Planned (3):
  Suncliff 5 (4) . . . . . . . .           -             -
  El Mirage (4) . . . . . . . .            -             -
  Tangerine Hills . . . . . . .            -             -
                                               ------------

    Total Planned . . . . . . .            -             -
                                               ------------

    Grand Total . . . . . . . .                $ 72,271,500
--------------------------------               ============

(1) Represents the number of homes that are under sales contracts but have not yet closed.
(2) Represents the proposed average offering sales price per home to be sold.
(3) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.
(4) These properties were given in exchange for relief of debt to the Company's largest debt holder. See "Workout Plan."


     Utah  Product  Description.  Maxim,  the  Company's  Utah  homebuilding
     --------------------------
subsidiary, was acquired in March 1998. Maxim has specialized in building homes generally ranging in price from $145,000 to $185,000. Under Saxton leadership, Maxim's homebuilding operations will focus on move-up homes with prices ranging from $100,000 to $170,000. The Company markets its homes in Utah under the "Maxim Homes" brand name. The targeted market is for moderate-income households, focusing on the move-up buyer. The Company's current developments are located in the Salt Lake City area. The homes include fully landscaped front yards, garage door openers and are pre-wired for security systems.

UTAH  HOMEBUILDNG

     The following table presents certain information, as of December 31, 1999, relating to the Company's home developments in Utah which are active (under development or with unsold inventory) or planned:

                                                              UTAH HOMEBUILDING

                                                                                                                 Average/
                                                                                                No. of           Price     Total
                                                                             No. of     Total   Homes   No. of   Home       Home
                                                                             Homes      No. of  Closed  Homes    Closed     Sales
                                                                               at       Homes   In       in      in       Revenue
Project Name                                         Home Type  Location  at Completion Closed  1999 Backlog(1)  1999      in 1999
------------                                         ---------  --------- ------------- ------  ---- ----------  ----     ---------
Completed and Sold Out During 1999:
  Wood Ranch . . . . . . . . . . . . . . . . . . . .  Detached   South Jordan      70      70     13        -   $185,551  2,411,637
  Riverwalk. . . . . . . . . . . . . . . . . . . . .  Detached   American Fork     13      13     13        -    173,661  2,257,598
                                                                               ------  ------  -----  ---------          ---------
     Total Completed and Sold Out During 1999 . . . . . . . . . . . . . . . . . .  83      83     26        -             4,669,235

Under Development or With Unsold Inventory (3):
  Murfield . . . . . . . . . . . . . . . . . . . . .  Detached   Syracuse         142       -      -        -          -          -
  The Falls at Overlake                               Detached   Tooele            49       -      -        -          -          -
  Sunrise Pointe 1 . . . . . . . . . . . . . . . . .  Detached   W.Valley City     77      17     17        2    147,159  2,501,699
                                                                               ------  ------  -----  ---------           ---------
  Total Under Development or With Unsold Inventory  . . . . . . . . . . . . . .   268      17     17        2             2,501,699

Planned (4):
  West Haven Townhomes   . . . . . . . . . . . . . .  Townhomes  Roy              186       -      -         -         -          -
                                                                               ------  ------  -----  ---------           ---------
  Total Planned   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         186       -      -         -                    -
                                                                               ------
  Grand Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         537     100     43         2           $7,170,934
                                                                               ======  ======  =====  =========           =========

-------------------------------------------------------



                                                        Estimated
                                                        Ave. Price              Est. Sales
                                                        per Unsold              Value of
Project Name                                            Home (2)                Unsold Homes
------------                                          ------------------  ------------------
Completed and Sold Out During 1999:
  Wood Ranch . . . . . . . . . . . . . . . . . . . .                   -                  -
  Riverwalk. . . . . . . . . . . . . . . . . . . . .                   -                  -
                                                                         ------------------
Total Completed and Sold Out During 1999 . . . . . .                                      -
Under Development or With Unsold Inventory (3):
  Murfield . . . . . . . . . . . . . . . . . . . . .             141,143         20,042,306
  The Falls at Overlake. . . . . . . . . . . . . . .             125,990          6,173,510
  Sunrise Pointe 1 . . . . . . . . . . . . . . . . .             148,132          8,887,920
                                                                          -----------------
  Total Under Development or With Unsold Inventory .                             35,103,736

Planned (4):
  West Haven Townhomes  . . . . . . . . . . . . . .                    -                  -
                                                                          -----------------
  Total Planned. . . . . . . . . . . . . . . . . .                                        -

  Grand Total  . . . . . . . . . . . . . . . . . .                        $      35,103,736
                                                                          =================

(1) Represents the number of homes that are under sales contracts but have not yet closed.
(2) Represents the proposed average offering sales price per home to be sold.
(3)     Open  for  sale  as  of  December  31,  2000.
(4) The Company owns or otherwise controls the land for each planned home development. In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all regulatory approvals can be obtained.

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

     Homes are typically sold prior to or during construction using sales contracts which are accompanied by small cash deposits. Purchasers are permitted to cancel sales contracts if they are unable to qualify for financing and under certain other circumstances, including rescission rights which may be given under local law. The Company believes that its cancellation rate is consistent with that generally experienced at other affordable home developments. Although cancellations can delay the sale of the Company's homes, they have not had a material impact on sales, operations or liquidity because the Company closely monitors the progress of prospective buyers in obtaining financing and monitors and adjusts its construction plans to better match the level of demand for its homes.

     To assist in the marketing of its homes and to limit the Company's liability for certain construction defects, the Company sells the homes subject to a limited warranty which includes, among other things, coverage from an insurance company for the cost to repair major structural defects for ten years. The Company is liable for such repair costs during only the first two years and, subject to the following limitations, such liability is covered by the Company's builders' policy. The foregoing repair costs are limited by the Company's builders' policy to the repair, replacement or payment of the reasonable cost of repair or replacement of such warranted items not to exceed an aggregate amount equal to the final sales price of the home covered by the warranty. The choice to repair, replace or make payments is the Company's during the first two years and the insurance company's thereafter. Typically, the Company also has the right to buy back the home at the original purchase price plus specified costs incurred by the buyer under certain conditions. In addition, all other warranties, express or implied, including but not limited to, all implied warranties of fitness, merchantability or habitability are disclaimed and excluded to the extent allowed by law.

     Customer Financing. The Company does not provide financing to prospective homebuyers but works closely with mortgage brokers or lenders who assist the Company's homebuyers in obtaining financing. Since its acquisition in December 1998, HomeBanc Mortgage Corporation "HomeBanc" has provided mortgage brokerage services to purchasers of the Company's homes in Arizona. The Company is planning to explore opportunities to expand its mortgage brokerage activities into its other markets and to enter the mortgage banking business. At the on-site office, sales representatives provide prospective homebuyers with information regarding the qualifying criteria for mortgage financing. In addition, the Company prices its homes to meet the applicable requirements for a home buyer's mortgage loan to be insured by the Federal Housing Administration (the "FHA") or guaranteed by the Veterans Administration (the "VA"). FHA and VA financing generally enables homebuyers who satisfy certain income and other requirements to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The Nevada Housing Division's mortgage purchase programs generally enable such buyers to obtain mortgage financing at less than prevailing rates. During 1998, the Company offered a program to buyers which allows them to make a minimum 1% down payment, which generally permits these buyers to move into a new home for less than or equivalent to the cost of renting an apartment. The Company also intends to work with other federal, state and non-profit sponsors which provide down payment assistance to qualifying homebuyers. Management believes that the availability of the foregoing financing programs broadens the pool of potential purchasers for the Company's homes.

     Customer Service and Quality. Management believes that strong customer relations and an adherence to high quality control standards are fundamental to the Company's future success. The Company employs a quality assurance process which is intended to provide a positive atmosphere for each customer throughout the pre-sale, sale, building, closing and post-closing periods. The Company employs full-time customer service employees, who, working as a team with the Company's sales representatives and on-site construction supervisor, oversee compliance with the Company's quality control standards. These employees as a group have responsibility for: (i) overseeing the entire project from land development through construction; (ii) overseeing performance by the Company's subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed;
(iv) regularly updating each buyer on the progress of such buyer's home; (v) preparing homeowner orientation materials; and (vi) scheduling and performing all service calls to handle "punch-list," warranty and other items immediately before and after the home sale.

PORTFOLIO  PROPERTIES

     The Company designs, develops and owns commercial income-producing properties for its own portfolio. At December 31, 1999, the Company owned and operated a portfolio of 12 properties comprised of approximately 307,316 square feet of space at an annualized base rent of approximately $3.6 million
(including approximately $584,045 paid by the Company). See "Property Operations and Management - Operations." At December 31, 1999, the cost basis of these properties was $28.2 million and these properties secured indebtedness of $24.2 million. At December 31, 1999, the Company had two portfolio properties in various stages of development. The estimated aggregate cost at completion for such projects is approximately $3.1 million, substantially all of which is expected to be financed with construction loans. At December 31, 1999, all portfolio properties were designated as held for sale.

     The following table sets forth certain information with respect to the Company's portfolio properties under development and held for sale as of December 31, 1999:

                               APPROXIMATE    COSTS INCURRED    ESTIMATED     ESTIMATED
                                BUILDING         THROUGH        REMAINING   TOTAL COST AT
PROJECT (1)      TYPE   ACRES  SQUARE FEET  DECEMBER 31, 1999     COSTS       COMPLETION
--------------  ------  -----  -----------  ------------------  ----------  --------------

Rancho Vegas . .Retail    0.7        9,800  $          925,243  $   53,734  $      978,977
Regency Plaza. .Retail    2.8       28,200           1,751,699     339,964       2,091,663
                        -----  -----------  ------------------  ----------  --------------
 Total . . . . . . . .    3.5       38,000  $        2,676,942     393,698  $    3,070,640
                        =====  ===========  ==================  ==========  ==============

(1)     These  projects  are  located  in  Las  Vegas,  Nevada.

     The Company builds retail and office properties which typically are located within commercial corridors near traffic generators such as regional malls, business developments and major thoroughfares. Management believes the benefits of such locations include high visibility to passing traffic, ease of access and tenant control over the site's operating hours and maintenance standards. The Company typically builds industrial properties in areas where other industrial properties are located. The Company's commercial and industrial properties have the potential to be easily adapted to a variety of tenants and have relatively low re-leasing costs, which provide the Company with flexibility in use and tenant selection if the properties are vacated.

     The following table sets forth certain information with respect to the Company's sales of commercial properties (dollars in thousands):

                                       YEARS ENDED DECEMBER 31,
                                      ---------------------------
                                        1997    1998      1999
                                      -------  ------  ----------
Number of Portfolio Properties Sold.        3       4          2
Number of Land Parcels Sold. . . . .        3       -          1 (1)
Total Revenue. . . . . . . . . . . .  $11,540  $7,823  $   4,901
Gross Profit (loss). . . . . . . . .  $ 4,413  $  113  $(  2,016)

(1)  Partial  land  sale  in  1999,  adjacent  to  the  Turtle  Stop  Property.


DESIGN-BUILD  SERVICES

     The Company provides its design-build construction services to third-party clients, including Tax Credit Partnerships. See "Tax Credit Projects." During the five years ended December 31, 1999, the Company completed 39 design-build projects, comprised of 13 industrial facilities, 14 other commercial properties, 4 schools and 8 apartment or townhome complexes. At December 31, 1999, the Company had 2 uncompleted design-build development and construction projects, representing an aggregate contract amount of approximately $35.3 million. The Company manages its design and construction process through a coordinated, cooperative team approach. The Company's primary goal is to achieve the owner's cost and schedule objectives while producing a facility of the highest standards of quality.

     The following table sets forth certain information with respect to the Company's TCP projects, which are under development, but were classified as held for sale, as of December 31, 1999:

                                           APPROXIMATE         REVENUE        TOTAL
                                             BUILDING          THROUGH       CONTRACT
PROJECT           TYPE        LOCATION     SQUARE FEET   DECEMBER 31, 1999    PRICE
-------------  ----------  --------------  ------------  -----------------  -----------
South Valley   Apartments  Las Vegas, NV        265,339  $     20,412,990   $22,192,000
Spanish Hills  Apartments  Sparks, NV           146,951        12,445,100    13,100,632
                                           ------------  -----------------  -----------
     Total. . . . . . . . . . . . . . .         412,290  $     32,858,090   $35,292,632
                                           ============  =================  ===========

     The Company's design-build development and construction services encompass all phases of the project, including architectural design, the selection and review of engineering professionals and the performance of all general contractor responsibilities. Design-build projects permit the Company to offer accelerated construction schedules to its clients because the Company can perform work on certain aspects of a project while other aspects are still being designed. Design-build contracting enables the Company to provide clients with comprehensive project management, providing a coordinated team approach from the pre-construction development stage through construction and completion of a project.

     Design-build projects are generally undertaken on a fixed-price basis and may be built on land owned by the Company and then sold to the client, owned by the client, or identified by the client and then either purchased by the client or by the Company for resale to the client. The typical design-build contract requires the Company to obtain all necessary government permits and approvals, perform or oversee all architectural and engineering services, construct the project and, in many cases, arrange, on the client's behalf, any needed land, construction and permanent financing. The Company's design-build projects are generally the result of referrals by former clients, brokers or others in the real estate business.

     Fixed-price contracts require the Company to accurately estimate the cost and quantities of materials, labor and equipment necessary and the amount of time required to complete a project. The Company generally bears the risks of construction cost overruns. In order to arrive at the contract price, the Company uses a computer-based estimating program to develop a comprehensive estimate for the project for which separate labor, equipment, material, subcontractor, overhead and profit estimates are compiled. Once a project begins, the estimate is used to measure and monitor ongoing project costs. The Company's ability to estimate project costs accurately has historically been a key component of its success and profitability. Fixed-price contracts provide the opportunity for greater profits to the extent the contractor is able to hold down costs below those originally anticipated.

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

     The Company generally does furnish bonds guaranteeing its performance, upon request, and the Company generally will be requiring completion bonds from its subcontractors to protect the Company's interest in the project. To date, the Company has not been denied a construction job because of its unwillingness to furnish a completion bond.

     The following table sets forth certain information with respect to the Company's design-build projects (dollars in thousands):

                                     YEARS ENDED DECEMBER 31,
                                  ----------------------------
                                   1997     1998       1999
                                  -------  -------  ----------
Number of New Contracts Awarded.        2        3           1
Total Revenue. . . . . . . . . .  $31,707  $51,524  $   16,621
Gross Profit (Loss). . . . . . .  $ 4,726  $10,661  $(   2,365)

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

      Pre-Construction Stage. The Company's approach for providing pre-construction services involves establishing a project team that advises and assists the client on all aspects of design and development for the project. The Company assists its clients in the financial planning for the project through preparation of cash flow projections, accounting procedures, detailed cost budgets and comparative cost analysis studies. The Company: (i) works with the client to establish completion dates for all stages of the project; (ii) analyzes market conditions with a view toward material availability, cost strategies, construction techniques, manpower levels and similar matters; (iii) develops a bid-packaging program to encourage maximum bidder interest and fully defines the work to minimize contingencies for unknown circumstances; (iv) thoroughly reviews and defines the project schedule, critical materials required, delivery dates and performance criteria with the selected subcontractors; and (v) advises and incorporates considerations regarding construction safety and public agency requirements. The Company also assists in or manages the development of the architectural, civil, mechanical, electrical and structural plans and specifications, and advises in the areas of land selection, construction feasibility, possible economies, availability and utilization of materials, and labor and time requirements for procurement, construction and project costs.

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

      TAX CREDIT PROJECTS. Substantially all of the Company's design-build contracts for apartment complexes have been Tax Credit Projects developed for Tax Credit Partnerships formed to take advantage of the low income housing tax credit provided by Section 42 of the Internal Revenue Code (the "Housing Tax Credit"). The Company has completed the construction of six Tax Credit Projects and has two currently in process. Tax Credit Partnerships have been attractive development opportunities for the Company because of their potential to generate long-term cash flow streams with little or no initial cash investment. The Company has been a leading developer of Tax Credit Projects in Nevada during the past five years according to statistics provided by the Nevada Housing Division. In a typical Tax Credit Project, the Company is retained by the Tax Credit Partnership to develop the project pursuant to a fixed-price construction contract. Included in the fixed price are the Company's customary contractor and developer fees and, where market conditions permit, a markup on the sale of the underlying land. The cost of developing the Company's Tax Credit Projects is generally financed approximately as follows: loan proceeds, 60% to 70%; partner equity, 15% to 30%; and deferred developer fees, 5% to 15%. In addition, the Company may be entitled to earn, upon completion or over a period of time following completion, certain additional fees, including property management fees based on property rental income.

     During the construction period, the Company, as general partner of the Tax Credit Partnerships, bears the developer's risk on the fully recourse construction loans. Upon completion of construction and lease-up, the construction loans convert to non-recourse permanent loans. See Note 6 of Notes to Consolidated Financial Statements and "Property Operations and Management - Management and Leasing" and "Regulatory and Environmental Matters - Resident Income and Other Limitations."

     The Company structures the Tax Credit Partnership and generally retains or purchases up to a 1% general partner interest. As the developer and general partner for these projects, the Company is generally entitled to between 66% and 85% of any annual distributions of net cash from operation of the Tax Credit Project, after payment of deferred fees, and from its sale over its expected 15 year life. Since none of the Company's Tax Credit Partnerships have sold a Tax Credit Project, the Company has received no distribution of sales proceeds. There can be no assurance that the Company will receive any distribution of sales proceeds upon the eventual sale of the Tax Credit Projects. The Company's capital contribution for its general partner interest is funded in cash or as a contribution of all or a portion of its equity in the land on which the Tax Credit Project is to be constructed. In addition to its capital contribution, the Company is typically obligated to make operating expense loans, up to a stated maximum, to meet operating deficits of the Tax Credit Partnership. Under the terms of the partnership agreements of two Tax Credit Partnerships, the Company is required to withdraw as a general partner upon receipt of all amounts due the Company for developer fees and interest. An unaffiliated third-party investor group is the limited partner of the Tax Credit Partnership and contributes all or substantially all of the equity capital to the Tax Credit Partnership in exchange for substantially all of the benefit of the Housing Tax Credit. The investor limited partner's equity is generally contributed in installments over a period of approximately 24 months. Approximately 40% of such contribution is funded upon admission of the investor limited partner to the Tax Credit Partnership and the balance is contributed from time to time when specified conditions are satisfied.

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

     As a condition to obtaining tax-exempt land financing, the Company is required to enter into certain regulatory and other agreements with the Nevada Housing Division, the terms of which require that the owner of such properties set aside a specified percentage of the units (generally 100%) for residents whose incomes do not exceed a specified percentage of the area median income ("Lower Income Tenants") and hold all vacant units in the project (for a reasonable period consistent with maintaining the project's financial viability) for rent or occupancy by Lower Income Tenants. These restrictions terminate approximately 15 years following the date of initial occupancy of the project. During the period that the restrictions apply, any sale or transfer of the project, or the sale or transfer of the Company's interest in the partnership which owns the project, will be subject to regulatory approval.

     The Company has operated the Tax Credit Projects through its in-house property management division. In the fourth quarter of 1999, the Company terminated the in-house property management staff and retained two third party property management companies to manage the residential properties. These outside companies are responsible for the lease-up of the properties, management, accounting and daily maintenance of these properties. The Company had previously received property management fee revenue of 5.0% of gross revenues. The agreement with the third-party property management companies allows them to receive 3.5% and the Company to receive 1.5% of gross revenues.

WRITE  DOWN  OF  TAX  CREDIT  PROJECTS  TO  FAIR  VALUE.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position and has determined that the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at December 31, 1999 and are actively being marketed for sale. Therefore, at December 31, 1999, the amounts are recorded at the lower of cost or fair value, less selling expenses even though the estimated future cash flows exceed the gross recievable balance at December 31, 1999. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties. This valuation indicated a fair value of $14.8 million, resulting in a write down of the Tax Credit partnership receivables by $23.9 million and a write down of the investments in these projects by $1.7 million (See Notes 6 and 9 to the Consolidated Financial Statements).

    Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements.

     The Company has completed the construction of six Tax Credit Projects and has two projects under construction at December 31, 1999. The following table sets forth information regarding the Tax Credit Projects. The Company holds a general partner interest in each Tax Credit Partnership, which holds fee simple title to the project. The Company does not plan to pursue any new Tax Credit Projects in the foreseeable future. The following table represents certain information relating to the Company's completed or under development Tax Credit Projects as of December 31, 1999 (dollars in thousands):

                                          DATE OF                                                             OCCUPANCY     MGMT.
                                        COMPLETION     TOTAL       TOTAL    CARRYING   CARRYING                  AT         FEE
                                       OR ESTIMATED   PROJECT    CONTRACT   VALUE OF   VALUE OF     NO. OF    DECEMBER 31,  EARNED
TAX CREDIT PROJECT (1)        TYPE      COMPLETION    COST (2)    AMOUNT   RECEIVABLE  INVESTMENT   UNITS       1999        IN 1999
------------------------  ------------  ----------  ---------  --------  ----------  ----------  ------------  -----------  -------
Completed:
Saratoga Palms East I. .  Sr. Citizens  02/96       $13,556    $16,923   $1,388        $1,502        360         87%          $97
Lake Tonopah . . . . . .  Sr. Citizens  08/96        13,348     15,745    1,523           656        356         84            96
Paseo del Prado. . . . .  Family        10/96         5,026      6,761        -             -        120         90            35
Saratoga Palms East II .  Family        06/97        12,002     16,767      396           662        256         87            80
Saratoga Palms North II.  Family        07/97        13,873     16,590        -           430        252         53            56
Rancho Mesa. . . . . . .  Family        12/98        16,135     22,458    2,503             -        272         86            78
Under Development:
South Valley Apts. . . .  Family        06/00        15,429     22,192    2,670             -        272          -             -
Spanish Hills Apts (3) .  Family        06/00        11,187     13,101    2,025             -        152          4             -
West Meadows I (4) . . .  Family        12/01        11,120     14,256    2,083             -        180          -             -

(1) All are located in the greater Las Vegas area except for Spanish Hills, in Sparks, Nevada and West Meadows I in West Haven, Utah.
(2) Represents all actual and anticipated costs of the project including land, construction, development, lease-up and financing costs, estimated at December 31, 1999.
(3)     Partial  occupancy,  with  the  remainder  still  under  development.
(4) This development was planned, pending sufficient cash flows, but will more likely be sold. The carrying value primarily represents the land value.


PROPERTY  OPERATIONS  AND  MANAGEMENT

     Operations. The Company's property operations provide it with flexibility with respect to the disposition of its portfolio properties and enable it to diversify its sources of revenues. The following table sets forth certain information regarding each of the Company's operating portfolio properties as of December 31, 1999. The Company holds fee simple title to each property, all of which are located in Nevada. At December 31, 1999, all of these properties were designated as held for sale.


                                                                             CURRENT
                                  APPROXIMATE   OCCUPANCY AT   CURRENT       ANNUALIZED
                                       SQUARE   DECEMBER 31,  ANNUALIZED     BASE RENT/LEASED
PORTFOLIO PROPERTY (1)                FOOTAGE      1999       BASE RENT(2)   SQUARE FOOT(3)
------------------------------------  -------  -------------  -------------  ----------------
Retail:
------------------------------------
 Levitz (4). . . . . . . . . . . . .  102,400      100.0  %     $  952,990     $   9.30
 Levitz II (Furniture Expo). . . . .   37,260      100.0  %        446,197        11.98
 Levitz Unit 77 (Woody's Furniture).    4,675      100.0  %         84,150        18.00
 Turtle Stop (5) . . . . . . . . . .    4,430        0.0  %              -          N/A
 Sahara/Decatur Retail (7) . . . . .    3,627      100.0  %         89,773        24.75
 Nellis/Stewart (7). . . . . . . . .    4,571      100.0  %         72,377        15.83

Office:
 Las Vegas Sun . . . . . . . . . . .   15,452      100.0  %        259,610        16.80
 Americana (6) . . . . . . . . . . .   17,154       50.0  %        145,812        17.00
 General Services Administration (7)   16,414      100.0  %        193,626        11.80
 Sahara Vista A (6). . . . . . . . .   38,525       81.7  %        672,549        21.36
 Sahara Vista B. . . . . . . . . . .   38,608       58.3  %        434,519        19.30

Industrial:
 Arcata Industrial Park (6). . . . .   24,200       50.0  %        234,317        19.36
                                      -------                   ----------       ------
Total/Weighted Average . . . . . . .  307,316                   $3,585,920       $11.67
                                      =======                   ==========       ======

(1) Excludes a property operated by the Company under a sale/leaseback arrangement, of which the operations were sold in July 1999.
(2) Represents an annualized amount of the monthly base rent of occupied space at December 31, 1999, which should approximate the estimated rental revenue for 2000. Includes $584,045 of base rent related to space occupied by the Company at December 31, 1999.
(3)     Based  on  actual  square  footage.
(4) During 1997, Levitz Furniture declared bankruptcy and has not yet affirmed or rejected the lease. Levitz is current on its rental payments.
(5) The property is vacant and listed for sale. In 1999, there was a partial land sale adjacent to this property.
(6) The occupancy rate has been calculated including space occupied by the Company. See Item 2. "Properties."
(7)     Properties  sold  during  the  first  quarter  of  2000.

     The following table sets forth the annual lease expirations at the Company's portfolio properties with respect to leases in place as of December
31, 1999 for each of the next five years and thereafter (assuming that no properties are subsequently sold or no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                     PERCENTAGE OF
                           NUMBER     SQUARE                          ANNUALIZED      ANNUALIZED RENT
                             OF     FOOTAGE OF     ANNUALIZED      RENT REPRESENTED      PER LEASED
                          EXPIRING   EXPIRING   RENT OF EXPIRING      BY EXPIRING      SQUARE FOOT OF
YEAR OF LEASE EXPIRATION   LEASES     LEASES         LEASES             LEASES        EXPIRING LEASES
------------------------  --------  ----------  -----------------  -----------------  ----------------

2000 . . . . . . . . . .         4      27,452  $         532,967                 17% $          19.41
2001 . . . . . . . . . .         3      13,607            190,024                  6             13.97
2002 . . . . . . . . . .         6      48,561            782,586                 25             16.12
2003 . . . . . . . . . .         2       6,568            141,066                  4             21.48
2004 . . . . . . . . . .         6      29,772            413,318                 13             13.88
2005 and thereafter. . .         3     104,957          1,117,694                 35             10.65
                          --------  ----------  -----------------  -----------------  ----------------

Total/Weighted Average .        24     230,917  $       3,177,655              100 %  $          13.76
                          ========  ==========  =================  =================  ================

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

     The following table sets forth certain information with respect to the Company's portfolio property operations and management activities (dollars in thousands):

                            YEARS ENDED DECEMBER 31,
                            ------------------------
                             1997    1998    1999
                            ------  ------  ------
Number of Properties Owned      14      14      12
Total Revenue. . . . . . .  $3,583  $3,515  $3,532
Gross Profit . . . . . . .  $2,859  $2,700  $2,492

     Leases for the Company's commercial properties typically have terms ranging from one to ten years, with renewal options of various periods, and provide for periodic rent increases in either stated amounts or based upon increases in the consumer price index. Management believes that as the leases expire, either the tenants will renew their leases or the Company will be able to re-lease the vacated space at market rents.

     The Company regularly repairs and maintains its operating properties, utilizing third-party property management companies, including making the capital improvements, on an as needed basis utilizing available working capital. There are no current plans for any renovation or improvement of any operating property and, accordingly, no funds have been reserved for such purpose.

     Management and Leasing. The Company provides property management and leasing services with respect to all non-residential operating properties held in its portfolio. The Company also provides such services through external property management companies for the six Tax Credit Projects and will do the same, upon completion, for the two under construction. Property management agreements with third parties generally provide for the Company to be paid a management fee of 5% of a property's gross rental income and generally have a minimum term of five years, although some agreements provide for earlier termination without cause. To date, the Company's revenue from third-party property management has not been significant. While management anticipates that the Company's revenues from its property management operations will increase as a result of its increased development of Tax Credit Projects, such operations are not anticipated to be material to the Company overall. Revenue from management and leasing activities are included in Other Revenue on the Company's Consolidated Statements of Operations.

     Other than design-build properties which are to be occupied by the Company's client, the Company strives to pre-lease its commercial properties before and during construction through the use of on-site billboards, print advertising and direct mail flyers. Although the Company has not previously charged a separate leasing brokerage commission, the Company will, where possible, negotiate a separate leasing commission for its services in leasing properties owned by third parties. Tenants for the apartment complexes are generally obtained through a combination of print advertising, on-site billboards and walk-in traffic. In the fourth quarter of 1999, the Company terminated the in-house property management staff and retained two third-party property management companies to manage the residential properties. These outside companies are responsible for the lease-up of the property, management, accounting and daily maintenance of these properties. The Company had previously received property management fee revenue of 5% of gross revenues. The agreement with the third-party property management companies allows them to receive 3.5% and the Company to receive 1.5% of gross revenues.

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

BUSINESS  AND  GROWTH  STRATEGIES

     The Company's business and growth strategies include the following key elements:

     Stabilizing and improving cash flow. The Company believes that the proposed Workout Plan will help the Company focus more on its operations, including tighter control and monitoring of cash flows and completion of construction and sales of existing projects. The Company has several properties in escrow and anticipates cash flows from these properties in the coming months. There can be no assurance however that any of the proposed asset sales will be completed or, that if completed, they would be completed in a timely enough manner for the Company to avoid filing, or be forced into, bankruptcy. Similarly, there can be no assurance the Company's other creditors will forego taking any actions against the Company pending the completion of these transactions and there can be no assurance that, even if the transactions are completed, that the Company will be able to avoid filing, or be forced into, bankruptcy.

     Pursuing growth through strategic acquisitions. The Company believes there are significant opportunities to acquire existing homebuilding companies on attractive terms in selected markets in the southwestern United States. The Company is targeting well managed, profitable homebuilders with compatible product lines at acquisition prices that it expects will immediately increase fully-diluted earnings per share on a pro forma basis. The Company's strategy is to retain current management, capitalize on brand name recognition in the applicable market and expand the product lines of acquired companies. The Company intends to pursue strategic acquisitions, provided it has adequate cash flows, to provide it with additional profitability, market share, desirable land and local market experience, although the Company cannot be certain that it will be able to consummate any such acquisition.

      Pursuing geographic expansion in fast-growing southwestern markets. While the Company continues to believe that the outlook for the Las Vegas market is favorable, geographic expansion is a key element in achieving long-term stability and growth. In this regard, the Company recently expanded its operations into the Phoenix, Salt Lake City, Reno and Tucson markets and intends to further capitalize on its experience and demonstrated capabilities in real estate by targeting these and other viable markets in the southwestern United States, provided the Company can maintain sufficient working capital.

      Expanding business opportunities by taking advantage of government-sponsored programs. The Company has expanded its business opportunities by building projects that are eligible for various government-sponsored programs that provide down payment assistance or lower cost financing. The Company's typical down payment assistance programs include a 1% down payment program and a sweat equity program that, where offered, significantly increase the pool of potential homebuyers. Other government-sponsored programs include private activity revenue bonds, federal low-income tax credits, and small business loans. The Company has developed a significant level of expertise in taking advantage of these government-sponsored programs that it believes provide it with a significant competitive advantage.

      Reducing the risk of economic and real estate cycles through operating diversification. The Company seeks to enhance its financial stability and reduce the potential impact of economic and real estate cycles by operating in four components of the real estate business: (i) the design, development, construction and sale of single-family homes; (ii) design-build services for third-party clients; (iii) the design, development and construction of portfolio properties; and (iv) property operations and management. The Company believes that the depth of the Company's experience in multiple real estate disciplines allows it to anticipate changing real estate markets and adapt to changing market and economic conditions and provides for more consistent and stable results than those of competitors depending solely on homebuilding operations. All land purchases are subject to sufficient cash flow and working capital.

THE  COMPANY'S  PRIMARY  MARKETS

     The Company believes that the homebuilding industry in its primary markets is one of the fastest growing nationwide. Population and job growth, key drivers to homebuilding and real estate demand, are well in excess of national averages in the Company's primary markets. The Company's primary markets are the: Las Vegas, Nevada Metropolitan Statistical Area ("MSA"), Phoenix, Arizona MSA and Salt Lake City, Utah MSA.

     The Las Vegas MSA ( equivalent to Clark County ) has benefited from continuing economic growth and positive demographic trends. Population in the Las Vegas MSA grew 78.0% from 1990 to 1999. According to the U.S. Census Bureau and the Nevada State Demographer, the Las Vegas MSA is expected to experience population growth of 48.2% from 1998 to 2005 compared to the projected United States growth rate of 9.4% over the same period. In addition, since 1990 the Las Vegas MSA has experienced a job growth rate of 73.0% according to the Nevada Bureau of Employment, Training and Rehabilitation.

     The Phoenix MSA (equivalent to Maricopa County) has benefited from continuing economic growth and positive demographic trends. Strong in-migration and inexpensive land values have fueled Phoenix's homebuilding industry. From 1990 to 1999, the 28.4% population growth in the Phoenix MSA outpaced the national average of 9.4%. From 1990 to 1999, the Phoenix MSA also experienced employment growth of 54.1% according to the Department of Economic Security Employment, Training and Rehabilitation.

     The Salt Lake City MSA (Salt Lake, Weber, Davis and Utah Counties) has benefited from continuing economic growth and positive demographic trends. From 1990 to 1999, the 20.7% population growth of the Salt Lake City MSA outpaced that of the national average of 9.4%. From 1990 to 1999, the Salt Lake City MSA also experienced employment growth of 44.6%, according to the Governor's Office of Planning and Budget of the State of Utah.

     All three targeted MSA's out-paced the national growth rate of 17.6% according to the Nevada Bureau of Employment, Training and Rehabilitation.

COMPETITION

     The real estate industry in all of the Company's markets is highly competitive. The Company competes for desirable properties, financing, raw materials and skilled labor. In each of its business components, the Company competes against numerous developers and others in the real estate business, many of which are larger and have significantly greater financial resources and better access to capital than the Company. The Company competes on the basis of a complete package of real estate services it offers its clients, as well as its reputation for fair pricing and quality construction. The Company also competes with other owners and operators of real properties for tenants and buyers.

INSURANCE

     The Company maintains numerous commercial insurance policies with limits and coverage, it believes consistent with its risk of loss. The Company carries general liability insurance with an aggregate limit of $2.0 million. With respect to all of the properties it owns, the following coverages are included in an all-risk, replacement cost package policy with blanket limits, customary policy specifications, provisions and deductibles: property; boiler and machinery; crime; real estate extension; employee benefits; stop-gap liability; multicover; employee dishonesty; forgery; electronic data processing; and commercial auto. With respect to its unimproved land, the Company maintains separate and distinct coverage in the form of an all-risk course of construction and inland marine policy and in the form of a general liability policy, specifically underwriting the Company's construction operations.

     Workers' compensation insurance is maintained under a self-funded program, with excess workers' compensation and employers' liability insurance with a limit of $1.0 million for all Nevada operations. Operations in other states are covered under a separate, blanket workers' compensation policy subject to statutory limits.

     All of the above provide underlying limits to a commercial umbrella insurance policy with a limit of $50.0 million. All are believed by management to be adequate for its current and anticipated future activities.

     Some of the Company's ancillary coverages include: key man life insurance with a $5.0 million death benefit on James C. Saxton, President and Chief Executive Officer of the Company; architects and engineers' professional liability; real estate errors and omissions liability; directors' and officers' professional liability; and employment practices liability.

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

     Resident Income and Other Limitations. The Company's development of Tax Credit Projects to date has been financed with the proceeds of tax-exempt multifamily housing revenue bonds issued by the Nevada Housing Division, a division of the Department of Business and Industry of the State of Nevada. As a condition to obtaining such financing, the Company is required to enter into certain regulatory and other agreements with the Nevada Housing Division, the terms of which require that the owner of such properties set aside a specified percentage of the units (generally 100%) for residents whose incomes do not exceed a specified percentage of the area median income ("Lower Income Tenants") and hold all vacant units in the project (for a reasonable period consistent with maintaining the project's financial viability) for rent or occupancy by Lower Income Tenants. These restrictions terminate approximately 15 years following the date of initial occupancy of the project. During the period that the restrictions apply, any sale or transfer of the project, or the sale or transfer of the Company's interest in the partnership which owns the project, will be subject to regulatory approval.

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

     Environmental Matters. The Company and its competitors are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The regulations include those related to the availability of water, land use, protection of endangered species, population density and the preservation of the natural terrain. The particular environmental laws which apply to any given property vary greatly according to the property, its environmental condition and its present and former use. Environmental laws may result in delays and cause the Company to incur substantial compliance or other costs or prohibit or severely restrict development in certain environmentally sensitive regions or areas. In addition, environmental regulations can have an adverse impact on the availability and price of certain raw materials such as lumber.

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

EMPLOYEES

     As of December 31, 1999, the Company had 528 employees (of whom 272 were full-time, 11 were part-time and 245 were occasional construction workers). During January 2000, the Company reduced its overhead staff in its Las Vegas office by 32 employees as part of a cost reduction plan. In February 2000, the Company experienced subsequent layoffs of 8 employees in their in-house construction division and 28 additional overhead employees in Las Vegas. These overhead reductions resulted in a total decrease in head count of 68 employees or approximately 27.9% of the total Company workforce and 42.8% of the Las Vegas workforce, resulting in approximately $2.4 million per year in reduced estimated payroll related costs. A number of employees have also resigned and there can be no assurance that the Company will be able to retain the existing employees or recruit new employees. The Company employs construction workers on an as-needed basis, depending upon the level and type of its construction activities. The total number of employees can fluctuate in proportion to the timing and nature of construction activity. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be acceptable. See "-Workout Plan."

ITEM  2.  PROPERTIES

     The Company's corporate executive offices are located in approximately 20,000 square feet at its Sahara Vista A office building in Las Vegas. The Company also occupied approximately 8,700 square feet at its adjacent Americana office building until February 2000, when certain corporate employees were consolidated into Sahara Vista A after a 27.9% reduction in labor in Las Vegas. See Item 1. "Employees." The Company also occupies approximately 6,100 feet at its Arcata Industrial Park. The Company's Reno offices of approximately 672 square feet are leased for office space.

 Diamond Key leases approximately 12,200 square feet of combined office space in Phoenix, Arizona. Diamond Key originally leased office space of 2,098 square feet in Tucson, Arizona, for which the Company paid approximately $2,800 per month. This lease expired March 31, 2000. The new Tucson lease commences on April 1, 2000 for approximately 6,000 square feet, for which the Company will pay approximately $8,000 per month, and expires on March 31, 2005. The Phoenix office leases, for which the Company pays approximately $23,000 per month, expire on September 30, 2001.

     Maxim leases approximately 960 square feet of office space in Draper, Utah, approximately 30 miles southeast of Salt Lake City. The lease expires in June 2000.

     The Company anticipates that its existing spaces will satisfy its space requirements for the foreseeable future.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in litigation arising from the ordinary course of its business, none of which, in the opinion of the Company, will have a material effect on the Company's financial position, results of operations or cash flows.

On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of all TCP properties.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET  INFORMATION

     The Company's Common Stock is traded in the over-the-counter market and since the effective date of the Offering on June 24, 1997, prices have been quoted on the Nasdaq Stock Market ("Nasdaq") under the trading symbol "SXTN" (the Company has been notified by Nasdaq that the Company's Common Stock is subject to delisting for the failure by the Company to comply with certain Nasdaq continued listing requirements, which decision the Company is appealing. Pending the outcome of the appeal, and the Company's compliance with such requirements, the Company's Common Stock trades under the symbol "SXTNE".) The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq Stock Market:

                                          HIGH    LOW
                                         ------  ------
1998
----

First Quarter . . . . . . . . . . . . .  $8.750  $6.813
Second Quarter. . . . . . . . . . . . .   7.375   6.188
Third Quarter . . . . . . . . . . . . .   8.000   5.000
Fourth Quarter. . . . . . . . . . . . .   7.875   4.750

1999
----
First Quarter . . . . . . . . . . . . .   7.000   5.500
Second Quarter. . . . . . . . . . . . .   6.500   5.000
Third Quarter . . . . . . . . . . . . .   5.563   3.250
Fourth Quarter. . . . . . . . . . . . .   4.500   2.500

2000
----
First Quarter . . . . . . . . . . . . .   2.875   1.000
Second Quarter (through April 24, 2000)   1.313   0.938


     As of April 24, 2000, there were approximately 71 holders of record and 845 beneficial holders of the 8,336,455 shares of Common Stock. The closing sale price per share for the Common Stock on April 24, 2000 was $1.125.

VOA  AGREEMENT

     On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of all TCP properties.

NASDAQ  POTENTIAL  DELISTING

     On April 19, 2000, the Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that Nasdaq had determined that the Company was not in compliance with the requirement that the Company's report on Form 10-K for the year ended December 31, 1999 be filed with the Securities and Exchange Commission and with Nasdaq and that, unless such Form was filed on or before April 26, 2000, the Company's Common Stock would be delisted from trading on the Nasdaq National Market. The Company has appealed this decision, which will stay the delisting pending an oral hearing, which hearing has been set for May 18, 2000. Although the Company will have filed the Form 10-K by such date and believes that it will be in compliance with the Nasdaq National Market continued listing requirements, there can be no assurance that the Company's appeal will be successful or that the Company's Common Stock will remain listed on the NASDAQ National Market.

     On May 5, 2000, Nasdaq notified that Company that it had failed to maintain a minimum $5,000,000 fair value of public float ("MVPF") as required for continued listing on the Nasdaq National Market. NASD Rules provides that the failure to meet the continued inclusion requirement for minimum MVPF shall exist if the deficiency continues for 30 consecutive trading days and, as of May 4, 2000, the Company's MVPF was approximately $732,324 and had been below the minimum $5,000,000 requirement for 30 consecutive trading days. Nasdaq granted the Company a 90-day grace period, which expires on August 3, 2000, in which to comply with the MVPF requirement, which can be met by meeting the $5,000,000 MVPF for a minimum of ten consecutive trading days. Nasdaq also recommended that the Company address this issue at the previously scheduled May 18, 2000 hearing on the Company's failure to timely file its Form 10-K for the year ended December 31, 1999.

     On May 5, 2000, Nasdaq also notified the Company that the bid price for its Common Stock was $0.3125 and has been below the minimum $1.00 requirement for 10 consecutive trading days. Nasdaq reminded the Company that the failure to maintain a minimum $1.00 bid price for 30 consecutive trading days is a violation of the continued listing requirements for the Nasdaq National Market, the occurrence of which would subject to the Company's Common Stock to delisting. The Company will be deemed in compliance if at anytime within ninety calendar days from May 4, 2000, its shares of Common Stock have a closing bid price of at least $1.00 or more for a minimum of ten consecutive trading days. Nasdaq recommended that the Company also address this issue at its May 18, 2000 hearing.

     The Company believes that it will be able to file the Form 10-K for the year ended December 31, 1999 prior to the May 18, 2000 hearing and that the filing of the Form 10-K, in conjunction with its Workout Plan and its attempts to reduce its debt load and raise capital through asset sales will increase the perceived value of the Company's Common Stock and, accordingly, its bid price and the MVPF. However, there can be no assurance that the Company will be able to successfully file the Form 10-K prior to the May 18, 2000 hearing, execute the Workout Plan, reduce its debt load or raise additional capital or avoid being delisted from the Nasdaq National Market.

     If the company's common stock should cease to be listed on the Nasdaq National Market, they may continue to be traded on the Nasdaq SmallCap Market or OTC --Bulletin Board. If the Company's Common Stock is delisted from the Nasdaq National Market, it would likely be more difficult to buy or sell shares of the Common Stock or to obtain timely and accurate quotations to buy or sell. In addition, the delisting process could result in a decline in the trading market for the Common Stock which could depress its stock price, among other consequences. There is no assurance that at any time the Company will be able to satisfy all of the conditions for continued listing on the Nasdaq National Market.

DIVIDENDS

     The Company has not paid or declared any dividends on its Common Stock and currently intends to retain all future earnings for use in the Company's business and therefore does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. The Company's loan agreements generally have provisions restricting the payment of dividends, unless certain conditions are met. Any future determination as to the payment of dividends will be subject to restrictions in the loan agreements and at the discretion of the Board of Directors of the Company and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

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

                                                        YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                         1995 (2)      1996       1997        1998         1999
                                      ----------  ----------  ----------  ----------  -----------
INCOME STATEMENT DATA (1):                   (in thousands, except share and per share amounts)
Revenue:
 Construction revenue. . . . . . . .  $  22,090   $  41,875   $  31,707   $  51,524   $   16,621
 Sales of homes. . . . . . . . . . .          -      12,963      11,058      27,634      102,713
 Sales of commercial  properties . .      9,850       4,772      11,540       7,823        4,901
 Rental revenue. . . . . . . . . . .      3,531       3,922       3,583       3,515        3,532
 Other . . . . . . . . . . . . . . .         99         536       1,508       1,676        2,365
                                      ----------  ----------  ----------  ----------  -----------
   Total revenue . . . . . . . . . .     35,570      64,068      59,396      92,172      130,132
                                      ----------  ----------  ----------  ----------  -----------
Cost of revenue:
 Cost of construction. . . . . . . .     18,194      33,078      26,981      40,863       18,633
 Write down of TCP's to fair value .          -           -           -           -       25,305
 Cost of homes sold. . . . . . . . .          -      10,967      10,139      23,754       93,014
 Cost of commercial properties sold.      9,373       3,444       7,127       7,710        6,917
 Rental operating cost . . . . . . .        631         784         724         815        1,040
                                      ----------  ----------  ----------  ----------  -----------
   Total cost of revenue . . . . . .     28,198      48,273      44,971      73,142      145,262
                                      ----------  ----------  ----------  ----------  -----------
     Gross profit (loss)                  7,372      15,795      14,425      19,030     ( 15,130)
                                      ----------  ----------  ----------  ----------  -----------
General and administrative expenses.      1,957       3,425       2,746       5,042       10,721
Depreciation and amortization. . . .        722       1,079       1,393       1,687        2,362
                                      ----------  ----------  ----------  ----------  -----------
Operating income (loss)                   4,693      11,291      10,286      12,301     ( 28,213)
                                      ----------  ----------  ----------  ----------  -----------
Other income (expense):
 Joint venture earnings (loss)            1,131       (  43)         16       (  25)       (  37)
 Interest expense                      (  2,393)   (  2,820)   (  3,086)   (  2,337)    (  5,330)
 Interest income . . . . . . . . . .        266          72         985       1,105          843
                                      ----------  ----------  ----------  ----------  -----------
   Total other expense                     (996)     (2,791)     (2,085)     (1,257)      (4,524)
                                      ----------  ----------  ----------  ----------  -----------
Income (loss) before provision
 (benefit) for income taxes               3,697       8,500       8,201      11,044    (  32,737)
Income taxes (benefit) (2)                   67       2,517       2,350       3,313       (2,518)
                                      ----------  ----------  ----------  ----------  -----------
Net income (loss)                     $   3,630   $   5,983   $   5,851   $   7,731   $  (30,219)
                                      ==========  ==========  ==========  ==========  ===========

Earnings (loss) per share (3):
------------------------------
Basic:
------
Net Income (loss) . . . . . . . . . .  . . . . . .            $     0.92  $     1.01  $    (3.90)
                                                              ==========  ==========  ===========
Weighted-average number of common. . . . . . . . .

 shares outstanding. . . . . . . . . . . . . . . .             6,341,879   7,656,189   7,751,772
                                                              ==========  ==========  ===========

Diluted:
--------
Net Income (loss)  . . . . . . . . . . . . . . . .            $     0.92  $     1.01  $    (3.90)
                                                              ==========  ==========  ===========
Weighted-average number of common

 shares outstanding assuming dilution . . . . . . .            6,363,219   7,674,119   7,751,772
                                                              ==========  ==========  ===========

                                 1995    1996    1997       1998     1999
                              -------  -------  -------  --------  --------
          (dollars in thousands, except average sales price per home closed)
BALANCE SHEET DATA (3):
 Cash and cash equivalents .  $   492  $ 1,590  $ 1,110  $  1,331  $  6,268
 Real estate properties, net   31,966   38,808   51,298   103,884   131,625
 Total assets. . . . . . . .   49,580   67,957   90,120   170,995   173,028
 Total debt. . . . . . . . .   39,969   49,710   44,449   101,440   128,907
 Stockholders' equity. . . .    3,693    6,291   29,644    38,187     8,968

                                                                 YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                  1995 (2)    1996        1997        1998          1999
                                                ----------  ----------  ----------  ----------  -----------
                                            (dollars in thousands, except average sales price per home closed)
OPERATING DATA
Adjusted EBIT(4). . . . . . . . . . . . . . .  $    6,090   $   12,805   $    12,552   $    14,971   $(   23,350)
Adjusted EBITDA (5) . . . . . . . . . . . . .  $    6,812   $   13,884   $    13,945   $    16,658   $(   20,988)
 Interest  capitalized. . . . . . . . . . . .  $      355   $    1,271   $     1,159   $     4,859   $     7,656
 Interest included as a component of cost of
   sales and construction . . . . . . . . . .         N/A   $    1,485   $     1,265   $     1,590   $     4,057
 Interest expense incurred. . . . . . . . . .  $    2,748   $    4,091   $     4,245   $     7,196   $    12,986
 Adjusted EBITDA to interest expense
   incurred . . . . . . . . . . . . . . . . .        2.48         3.39          3.29          2.31    (     1.62)
 Adjusted EBIT to interest expense
   incurred . . . . . . . . . . . . . . . . .  $     2.22   $     3.13   $      2.96   $      2.08   $  (   1.80)
Total debt to adjusted EBITDA . . . . . . . .        5.87         3.58          3.19          6.09      (   6.14)
Total debt divided by tangible stockholders'
 equity . . . . . . . . . . . . . . . . . . .       10.82         7.90          1.50          3.35         75.08
Return on assets (6). . . . . . . . . . . . .        14.3%        21.8%         15.9%         11.5%     (   13.6)%
Return on equity (7). . . . . . . . . . . . .       157.8%       119.9%         32.6%         22.8%     (  128.2)%
Cash flows:
 Used in operating activities . . . . . . . .  $(   1,465)  $(   3,708)  $(   12,470)  $(   35,874)  $(   31,003)
 Provided by (used in) investing
   activities                                  $(   3,317)  $      818   $(      964)  $(   19,020)  $     2,276
 Provided by financing activities . . . . . .  $    5,221   $    3,988   $    12,954   $    55,115   $    33,664
Single-family homes:
 Closings . . . . . . . . . . . . . . . . . .           -          173           134           251           924
 Backlog (at year end) (8). . . . . . . . . .           -           37             -           184           356
 Homes remaining for sale
   (at year end). . . . . . . . . . . . . . .           -            9             2         1,365         1,427
 Aggregate sales value of backlog . . . . . .  $        -   $    2,970   $         -   $    19,730        40,118
 Average sales price per home
   closed . . . . . . . . . . . . . . . . . .  $        -   $   74,930   $    82,521   $   110,096   $   111,161
Design-build projects:
 Number of contracts awarded. . . . . . . . .           4            6             2             3             1
 Backlog (at year end) (9). . . . . . . . . .  $   52,075   $   21,130   $    36,420   $    20,338   $    10,877
Portfolio properties:
 Number of properties developed . . . . . . .           3            5             1             4             -
 Number of properties sold (10) . . . . . . .           3            3             3             4             2
 Number of properties owned (at
   year end). . . . . . . . . . . . . . . . .          14           16            14            14            12

(1) In accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the income statement does not include construction revenue and costs incurred in connection with portfolio construction, but does include construction revenue and costs incurred in connection with the construction for entities which the Company does not control. Costs of portfolio construction are capitalized as improvements on the Company's Consolidated Balance Sheets and profit, if any, in connection with such activities is recognized only upon sale of the property.

(2) Prior to October 1, 1995, the Company's predecessor operated as an "S" corporation for income tax purposes and therefore, was not subject to income taxes until October 1, 1995, at which time the Company became taxable as a "C" corporation. In addition, certain of the consolidated entities were partnerships for federal income tax purposes until consummation of the Offering and were, therefore, not subject to income taxes. The income taxes for 1995 computed at a marginal effective rate of 34% would have been $1,257,000.


(3) On June 24, 1997, the Company completed its initial public offering and became a public entity; therefore no earnings per share prior to 1997 are presented.

(4) Adjusted EBIT is a supplemental financial measurement used by the Company in the evaluation of its business. Adjusted EBIT is calculated by adding interest expense, interest included as a component of cost of sales and construction and income taxes to net income. Adjusted EBIT excludes any items deemed non-recurring. Adjusted EBIT should not be construed as an alternative to income from operations or cash flows from operating activities (as determined in accordance with GAAP). Adjusted EBIT may not be calculated in the same manner by other similarly captioned measures used by other companies.

(5) Adjusted EBITDA is a supplemental financial measurement used by the Company in the evaluation of its business. Adjusted EBITDA is calculated by adding interest expense, interest included as a component of cost of sales and construction, income taxes, depreciation and amortization expense to net income. Adjusted EBITDA excludes any items deemed non-recurring. Adjusted EBITDA should not be construed as an alternative to income from operations or cash flows from operating activities (as determined in accordance with GAAP). Adjusted EBITDA may not be calculated in the same manner by other similarly captioned measures used by other companies.

(6)  Represents Adjusted EBIT divided by average total assets outstanding.

(7)  Represents net income divided by average stockholders' equity.

(8) Represents the number of homes subject to pending sales contracts which have not closed.

(9) Represents the uncompleted portion of design-build construction under signed fixed-price contracts.

(10) Excludes a partial land sale in 1999, adjacent to the Turtle Stop property.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion is based primarily on the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto and other financial information appearing elsewhere herein. The consolidated financial statements of the Company are comprised of the operations, assets and liabilities of the Company and of certain properties which were owned and operated by entities affiliated with and controlled by the Company prior to the completion of its initial public offering. These operations and properties were acquired by the Company in connection with the consummation of the Company's initial public offering in 1997. See Item 1. "Business - The Reorganization" and Note 1 of Notes to Consolidated Financial Statements.

     The Company is an integrated real estate development company which engages in: (i) the design, development, construction and sale of single-family homes,
(ii) the performance of design-build services for third-party clients, including Tax Credit Partnerships; (iii) the design, development and construction of portfolio properties; and (iv) property operations and management. During the past three years, the Company's focus was to increase revenue with its entry into the single-family home development business in 1995 and its increased development of Tax Credit Projects.

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


     The Company has experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to a shortage of cash flow. See "Liquidity and Capital Resources Workout Plan."

RESULTS  OF  OPERATIONS

     The following table represents the Company's results of operations expressed as percentages of total revenue for the past three years:

                                                              YEARS  ENDED  DECEMBER  31,
                                                              ----------------------------
                                                                1997     1998      1999
                                                               -------  -------  --------
Revenue:
Construction revenue. . . . . . . . . . . . . . . . . . . . .    53.4%    55.9%     12.8%
Sales of homes. . . . . . . . . . . . . . . . . . . . . . . .    18.7     30.0      78.9
Sales of commercial properties. . . . . . . . . . . . . . . .    19.4      8.5       3.8
Rental revenue. . . . . . . . . . . . . . . . . . . . . . . .     6.0      3.8       2.7
Other revenue . . . . . . . . . . . . . . . . . . . . . . . .     2.5      1.8       1.8
                                                               -------  -------  --------
Total revenue . . . . . . . . . . . . . . . . . . . . . . . .   100.0    100.0     100.0

Cost of revenue:
Cost of construction (1). . . . . . . . . . . . . . . . . . .    85.1     79.3     114.2
Write down of TCP's to FMV. . . . . . . . . . . . . . . . . .       -        -     160.6
Cost of homes sold (1). . . . . . . . . . . . . . . . . . . .    91.7     86.0      90.6
Cost of commercial properties sold (1). . . . . . . . . . . .    61.8     98.6     141.1
Rental operating cost (1) . . . . . . . . . . . . . . . . . .    20.2     23.2      29.4
                                                               -------  -------  --------
Total cost of revenue . . . . . . . . . . . . . . . . . . . .    75.7     79.4     111.6
                                                               -------  -------  --------
Gross profit (loss) . . . . . . . . . . . . . . . . . . . . .    24.3     20.6   (  11.6)
General and administrative expenses . . . . . . . . . . . . .     4.7      5.5       8.2
Depreciation and amortization . . . . . . . . . . . . . . . .     2.3      1.8       1.8
                                                               -------  -------  --------
Operating income (loss) . . . . . . . . . . . . . . . . . . .    17.3     13.3   (  21.6)

Other expense:
Joint venture loss. . . . . . . . . . . . . . . . . . . . . .       -        -         -
Interest expense, net . . . . . . . . . . . . . . . . . . . .    (3.5)    (1.3)     (3.5)
                                                               -------  -------  --------
   Total other expense. . . . . . . . . . . . . . . . . . . .    (3.5)    (1.3)     (3.5)
                                                               -------  -------  --------
   Income (loss) before provision (benefit) for income taxes
                                                                 13.8%    12.0%   (25.1)%
                                                               =======  =======  ========

(1)     Shown  as  a  percentage  of  the  corresponding  revenue  item.

1999  COMPARED  TO  1998

     Revenue. Total revenue was $130.1 million in 1999, representing a $37.9 million, or 41.2%, increase from $92.2 million in 1998. Construction revenue was $16.6 million in 1999, representing a $34.9 million, or 67.7%, decrease from $51.5 million in 1998. The decrease in construction revenue was primarily due the decline in construction activity in the fourth quarter of 1999 due to the Company's weakened cash flow position, creating slow payments to subcontractors, which resulted in a substantial slowing of construction. Additionally, fewer and smaller actual projects were under construction during 1999 compared to 1998, consistent with the Company's strategy to increase its focus on homebuilding. Three large projects under construction during 1998 were completed in early 1999; therefore lower revenues were recognized on these projects as they neared completion during the first part of 1999 compared to higher revenues recognized in 1998. Sales of homes were $102.7 million in 1999, representing a $75.1 million, or 271.7%, increase from $27.6 million in 1998, due to 924 home closings during 1999 compared to 251 home closings during 1998, a 268.1% increase. Nevada home closings were 304 in 1999 compared to 148 in 1998. Diamond Key, acquired in November 1998, contributed 577 home closings in 1999 and 62 in 1998. Home closings from the Utah subsidiary, Maxim Homes, were 43 in 1999 and 41 in 1998. Sales of commercial properties were $4.9 million in 1999, representing a $2.9 million, or 37.4%, decrease from $7.8 million in 1998. The decrease in sales of commercial properties was primarily due to four commercial property sales, both in 1999 and 1998, but the 1999 commercial property sales were for smaller properties, resulting in lower sales revenue. Rental revenue was $3.5 million in 1999, substantially the same as in 1998. Other revenue increased by $689,000, to $2.4 million or 41.1%, from $1.7 million in 1998. The increase was primarily due to income received by HomeBanc Mortgage Corporation of $794,000 (an affiliate of Diamond Key, acquired in December 1998) for fees collected from customers for loan originations, commitments and premiums; commissions and other revenues from Diamond Key of $231,000; income from easements and other property management income of $250,000; partially offset by commission income of $440,000 in 1998 on property sales while no similar income was recognized in 1999 and a reduction of $167,000 in retail revenue in 1999 from a convenience store, of which the operations were sold in July 1999.

Cost of Revenue. Total cost of revenue was $145.3 million in 1999, representing a $72.1 million, or 98.6%, increase from $73.1 million in 1998. Cost of construction was $19.0 million in 1999, representing a $21.9 million, or 53.5%, decrease from $40.9 million in 1998, primarily due to a corresponding decrease in construction revenue. Cost of construction as a percentage of construction revenue increased to 114.2% in 1999, as compared to 79.3% in 1998. This increase was primarily due to the Company's significant increase in the proportion of revenues it generates from its homebuilding activities which has lower margins than construction margins, the increased overhead allocation to the Company's homebuilding activities on a per unit basis during 1999 and the write-off of costs relating to certain jobs. During 1999, the Company wrote off approximately $2.1 million related to development jobs that the Company determined would not be completed or collected in the future. Cost of homes sold was $93.0 million in 1999, representing a $69.3 million, or 291.6%, increase from $23.8 million in 1998, which was primarily due to the increase in sales of homes and increased direct construction and carrying costs. Cost of commercial properties sold was $6.9 million in 1999, representing a $793,000, or 10.3%, decrease from $7.7 million in 1998, due primarily to smaller commercial properties sold with a lower cost basis during 1999 compared to 1998. Cost of commercial properties sold as a percentage of sales of commercial properties increased to 141.1% in 1999 compared to 98.6% in 1998, primarily due to the write down of commercial properties to cost of sales to lower of cost or fair value. Rental operating costs were $1,040,000 in 1999, representing a $225,000, or 27.6%, increase from $815,000 in 1998. Gross profit (loss) as a percentage of revenue decreased to (11.6)% in 1999 compared to 20.6% in 1998, generally due to increased construction and holding costs.

     General and Administrative Expenses. General and administrative expenses were $10.7 million in 1999, representing a $5.7 million, or 112.6%, increase from $5.0 million in 1998, primarily due increased activities related to growth in the Company's revenues, including the increase in homebuilding activities and the acquisitions of Diamond Key, HomeBanc and Maxim. Payroll related expenses increased $2.6 million in 1999 compared to 1998, primarily due to the addition of Diamond Key for $1.8 million and the remainder primarily due to Nevada and Utah homebuilding activities. See Item 1. "Business Employees." Marketing and advertising costs of $2.4 million for 1999 compared to $477,000 for 1998 reflect the increased number of home production and sales. Bad debt expense was $1.3 million in 1999 compared to $440,000 in 1998, primarily due to the write off of $399,000 for private offering expenses that did not materialize, $240,000 for potential litigation accrual, $185,000 for development jobs that will not be pursued, and $231,000 of several notes receivable that are not collectable. In addition, accounting, legal and agency fees increased $460,000 related to increased employee expenses and public company costs due to the Company's growth. General and administrative expenses as a percentage of total revenue increased to 8.2% in 1999 compared to 5.5% in 1998.

     Write down of Tax Credit Projects to Fair Value. During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position and has determined that the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at December 31, 1999 and are actively being marketed for sale. Therefore, at December 31, 1999, the amounts are recorded at the lower of cost or fair value, less selling expenses even though the estimated future cash flows exceeded the gross recievable balance at December 31, 1999. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties. This valuation indicated a fair value of $14.8 million, resulting in a write of down of the Tax Credit partnership receivables by $23.9 million and write down the investments in these projects by $1.7 million (See Notes 6 and 9 to the Consolidated Financial Statements).

     Write down of Properties Under Development to Fair Value. The Company began to actively market some of their properties under development in the fourth quarter of 1999. Upon review of independent appraisals on some of these properties, it was determied that adjusting net book value to net realizable value (appraised value less marketing costs) would result in a loss. The $1.3 million write down of properties in development relates to those held for sale to accrue for estimated future losses.

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements.

     Depreciation and Amortization. Depreciation and amortization expense was $2.4 million in 1999, representing a $675,000, or 40.0%, increase from $1.7 million in 1998, primarily due to an increase in goodwill amortization expense of $424,000 related to the acquisitions of Diamond Key, Maxim and HomeBanc in 1998 and the increase in depreciation expense due to more operating properties heldin the Company's portfolio throughout 1999 compared to 1998 due to the Company's growth.

     Interest Expense, Net. Interest expense, net was $4.5 million in 1999, representing a $3.3 million, or 264.2%, increase from $1.2 million in 1998, primarily due to an increase in the amount of outstanding borrowings and higher interest rates during 1999 compared to 1998. The Company recorded an increase in notes payable from $88.3 million at December 31, 1998 to $117.8 million at December 31, 1999. Interest income decreased $262,000 or 23.7% to $843,000 at
December 31, 1999 from $1.1 million at December 31, 1998. Total interest capitalized was $7.7 million and $4.9 million for the years ended December 31, 1999 and 1998, respectively.

     Income (Loss) Before Provision (Benefit) for Income Taxes. As a result of the foregoing factors, income (loss) before provision (benefit) for income taxes was $(32.7) million, representing a $43.8 million, decrease from $11.0 million in 1998. Income (loss) before provision (benefit) for income taxes as a percentage of total revenue decreased to (25.1)% in 1999 compared to 12.0% in 1998.

1998  COMPARED  TO  1997

     Revenue. Total revenue was $92.2 million in 1998, representing a $32.8 million, or 55.2%, increase from $59.4 million in 1997. Construction revenue was $51.5 million in 1998, representing a $19.8 million, or 62.5%, increase from $31.7 million in 1997. The increase in construction revenue was primarily due to the start of construction on the South Valley and Spanish Hills apartments projects; the near completion of the Corte Madera design-build project, which started in late 1997; and the completion of the Rancho Mesa apartment project which started in mid-1997. Sales of homes were $27.6 million in 1998, representing a $16.6 million, or 149.9%, increase from $11.1 million in 1997, due to 251 home sales in 14 communities during 1998 compared to 134 homes sold in two communities during 1997. Diamond Key, acquired in November 1998, contributed 62 home sales. Sales of commercial properties were $7.8 million in 1998, representing a $3.7 million, or 32.2%, decrease from $11.5 million in 1997. The decrease in sales of commercial properties was primarily due to three commercial property sales and three land sales during 1997 compared to only four commercial property sales during 1998. Rental revenue was $3.5 million in 1998, representing a $68,000, or 1.9%, decrease from $3.6 million in 1997. Other revenue increased by $168,000, to $1.7 million, or 11.1%, from $1.5 million in 1997. The increase was primarily due to income received by HomeBanc for fees collected from customers for loan originations, commitments and premiums.

     Cost of Revenue. Total cost of revenue was $73.1 million in 1998, Representing a $28.2 million, or 62.6%, increase from $45.0 million in 1997. Cost of construction was $40.9 million in 1998, representing a $13.9 million, or 51.5%, increase  from  $27.0 million in 1997, primarily  due  to  a corresponding increase in construction revenue. Cost of construction as a percentage of construction revenue decreased to 79.3% in 1998, as compared to 85.1% in 1997, which was primarily due to increased volume, resulting in lower construction overhead and absorption rates per project. Cost of homes sold was $23.8 million in 1998, representing a $13.6 million, or 134.3%, increase from $10.1 million in 1997, which was primarily due to the increase in sales of homes. Cost of homes sold as a percentage of home sales revenue decreased to 86.0% in 1998 from 91.7% in 1997 primarily due to decreased construction costs as a result of increased efficiencies. Cost of commercial properties sold was $7.7 million in 1998, representing a $583,000, or 8.2%, increase from $7.1 million in 1997, due primarily to smaller commercial properties sold with lower cost basis during 1997 compared to 1998. Cost of commercial properties sold as a percentage of sales of commercial properties increased to 98.6% in 1998 compared to 61.8% in 1997, primarily due to the sale of one commercial property at a loss during 1998. Rental
operating  costs  were  $815,000  in   1998,   representing   a   $91,000,   or
12.6%, increase from $724,000 in 1997. Gross profit as a percentage of revenue decreased to 20.6% in 1998 compared to 24.3% in 1997, generally due to increased construction costs and higher cost of commercial properties sold.

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

     Interest Expense, Net. Interest expense, net was $1.2 million in 1998, representing an $869,000, or 41.4%, decrease from $2.1 million in 1997, primarily due to an increase in the amount of interest capitalized on construction financing during 1998 compared to 1997, resulting from an increase in notes payable from $40.6 million at December 31, 1997 to $88.3 million at December 31, 1998. Interest income increased from $985,000 at December 31, 1997 to $1.1 million at December 31, 1998 due to increased Tax Credit Partnership interest recognized. Total interest capitalized was $4.9 million and $1.2 million for 1998 and 1997, respectively.

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

WORKOUT  PLAN

     The  Company  has  experienced  a  slow  down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to cash flow problems and over expansion, and was in default on substantially all notes payable at December 31, 1999. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage
its  cash  flow.   The  aforementioned  facts  and  circumstances  have  raised substantial doubt that the company will be able to continue as a going concern and, therefore, may be unable to realize its assets and dicharge its liabilities in the normal course of business.

In the first quarter of 2000, the Company brought in outside consultants and legal expertise to assist in formulating a workout business plan (the "Workout Plan"). The key elements of the Workout Plan are: to establish adequate cash management controls regarding cash flows and to accelerate the retirement of debt, especially higher interest rate debt, by raising additional capital from sources other than the sale of homes, such as the sale of land held for development and for sale and operating properties and to negotiate forbearance agreements with lenders. The Company believes that the proposed Workout Plan will help the Company focus on operations, including improved cash management and monitoring of cash flows and completion of construction and sales of existing projects.

     Although the Company hopes that the Workout Plan will allow the Company to avoid filing, or being forced into, bankruptcy, there can be no assurances that the Workout Plan will be approved by the Company's creditors and subcontractors or, that if approved, the Company will be able to successfully take the steps necessary under the Workout Plan to avoid filing, or being forced into, bankruptcy. The Workout Plan generally assumes the same levels of priority given to debt instruments consistent with the payment priorities of a Chapter 11 filing.

     Cash Flow Funds Controls. The Company is still in the process of finalizing the details of various loan terms with its creditors and subcontractors. The Company has been meeting with its lenders and subcontractors in order to discuss with them the Company's operations, including the cash flow shortage, and the proposed Workout Plan. However, there can be no assurance that the Company will be able to obtain agreement from its creditors and subcontractors to the Workout Plan.

     As part of the Workout Plan the Company has agreed to certain controls on its use of cash, including setting up a voucher control system with Nevada Construction Services to coordinate payments to lenders and subcontractors. The Company has also proposed, as an additional component of the Workout Plan, that its subcontractors accept a pro rata share of proceeds from the sales of future units through escrow disbursements, after the primary lenders have been paid, until the subcontractors' obligations are satisfied. These payments will be made through escrow to insure payment is made timely and accurately to the lenders and subcontractors. The Company has also agreed to weekly monitoring of the Company's progress to insure adherence to the Workout Plan.

     Retirement of Debt and Sale of Properties.  An agreement (effective May 12,
2000) has been reached with a group of the Company's various individual debt holders ("Debt Holder"), which agreement is the cornerstone of the Workout Plan and would allow the Company to conduct an orderly disposition of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provides for the Debt Holder to acquire assets from the Company with a carrying value of approximately $11.3 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, an 80 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder will forgive any and all indebtedness of the Company in favor of the Debt
Holder, currently aggregating approximately $34.1 million ($27.8 million at December 31, 1999) and bearing interest rates ranging from 0.0% to 30.0%, and the company will receive the Debt Holder's interest in a condominium project that has a fair value of approximately $8.5 million and related debt of $5.5 million (assumed by the Company) and the Debt Holder's assumed Company debt of approximately $2.7 million on the two Phoenix, Arizona properties. This agreement eliminates high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which is recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. Through May 12, 2000 the Company has sold three operating properties and two parcels of land, with a carrying value of approximately $5.3 million and debt of approximately $4.2 million at December 31, 1999, for a total of approximately $6.1 million. These sale transactions retired debt of approximately $4.2 million. The sale of properties and extinguishment of debt will result in debt retirement of approximately $39.9 million and a gain of approximately $26.1 million in 2000. Although some of the Debt Holders' obligations are unsecured, much of the debt is secured. Hence, this transaction will free up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages.

     The Company has other properties in escrow and anticipates cash flows from these closings in the coming months. There can be no assurance however that any of the proposed asset sales will be completed or, that if completed, they would be completed in a timely enough manner for the Company to avoid filing, or be forced into, bankruptcy. Similarly, there can be no assurance the Company's other creditors will forego taking any actions against the Company pending the completion of these transactions and there can be no assurance that, even if the transactions are completed, that the Company will be able to avoid filing, or be forced into, bankruptcy.

     The cash short fall in the initial months, until business operations stabilize, has not yet been addressed in the plan. However, with the Debt Holder agreement in place, considerable equity would be freed up, and the Company's cash flow demands from short term borrowings diminish significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurances that the Company will be able to obtain such interim financing on Satisfactory terms or not at all.

The Company has also decreased its workforce in the first quarter of 2000 by 68 employees or 27.9% of the total Company's workforce, which is expected to result in a reduction of approximately $2.4 million per year in payroll related costs. See Item 1. "Employees."

     On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of the TCP properties.

The Company's claim for a federal income tax refund due to the net operating loss for the taxable years ended December 31, 1997 and 1998, was processed by the Internal Revenue Service and resulted in a refund of taxes paid in the amount of $2,363 and $3,614 for such years, respectively.

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

Lending  Activities
-------------------

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company has paid Mr. Clark $300,000 through December 31, 1999 and the remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000, of which $225,000 was paid in 2000.

During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares on Common Stock, or 6.9% of the Company's outstanding shares as of December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at December 31, 1999 was $613,000. As of December 31, 1999, these loans were in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.1% of the Company's outstanding shares at December 31, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7,575,000, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at December 31, 1999 was $6.0 million. As of December 31, 1999, the loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

     On February 9, 1998, the Company entered into a $10.0 million revolving loan agreement with a financial institution. The line of credit provides for borrowings up to $1.0 million for general working capital requirements, $4.0 million for acquisition and development, including strategic acquisitions and $5.0 million for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bear interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1.0 million was payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. The due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1998 and 1999, the Company had outstanding indebtedness of $5.0 million and $7.9 million, respectively. At December 31, 1999, the Company was in default on this line of credit.

     On July 30, 1997, the Company entered into a $5.0 million revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 8.50% at December 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1999, the Company had outstanding indebtedness of $1.5 million maturing on August 1, 2000 and $450,000 maturing on March 12, 2000 for a total indebtedness of $1.9 million. Under the terms of the agreement, the Company is required to meet certain financial covenants. At December 31, 1999, the Company was in default on this loan.

     With regard to the Company's lines of credit and related party transactions, see Notes 5, 11 and 12 of Notes to Consolidated Financial Statements.

Cash  Flow  Uses
----------------

     Net cash used in operating activities for the years ended December 31, 1997, 1998 and 1999 was $12.5 million, $35.9 million and $31.0 million, respectively. This increase was primarily due to increases in properties in development, Tax Credit Partnership receivables and construction contracts receivable. Properties under development increased from $79.4 million in 1998 to $90.0 million in 1999. The number of properties under development increased from 41 in 1998 to 33 in 1999. Receivables from Tax Credit Partnerships decreased from $32.0 million in 1998 to $12.6 million in 1999, primarily due to increased land acquisition costs and increased construction cost receivables on the Company's Rancho Mesa, Spanish Hills and South Valley Apartments projects and the write down to fair value of all TCP properties. Construction contracts receivable decreased from $8.8 million in 1998 to $25 million in 1999 primarily due to increased design-build construction costs related to two projects.

     Net cash used in investing activities for the years ended December 31, 1997, 1998 and 1999 was $964,000, $19.0 million and $2.3 million, respectively. The increase from 1997 to 1998 in cash used in investing activities is primarily due to an increase in expenditures for property acquisitions and improvements, due to $793,000 in cash utilized in connection with the acquisition of Maxim in March 1998, and $10.9 million of cash utilized in connection with the acquisition of Diamond Key in November 1998. The decrease in cash used in investing activities from $19.0 million in 1998 to $2.3 million in 1999 is primarily due to the reduction in 1999 of cash outlays for property acquisitions and improvements from $14.2 million in 1998 to $358,000 in 1999. No acquisitions of companies occurred in 1999, while the Company acquired two homebuilders in 1998.

     Net cash provided by financing activities for the years ended December 31, 1997, 1998 and 1999 was $13.0 million, $55.1 million and $33.7 million, respectively. The increase from 1997 to 1998 was primarily due to the net effect of the proceeds from the Offering. The decrease in cash provided by financing activities from 1998 to 1999 is primarily due to net proceeds from notes payable of $29.4 million during 1999 compared to $47.6 million in 1998.

     On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of all TCP properties and was included in the market valuation of all TCP properties.

Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                   YEARS ENDED DECEMBER 31,
                                  ------------------------
                                       1998    1999
                                      ------  -------
Interest incurred:
 Residential . . . . . . . . . . . .  $4,674  $10,789
 Commercial. . . . . . . . . . . . .   2,522    2,197
                                      ------  -------
   Total incurred                     $7,196  $12,986
                                      ======  =======

Interest expensed:
 Residential                          $  117  $ 3,450
 Commercial                            2,220    1,880
                                      ------  -------
   Total expensed                     $2,337  $ 5,330
                                      ======  =======

Interest capitalized at end of year:
 Residential                          $4,557  $ 7,339
 Commercial                              302      317
                                      ------  -------
   Total interest capitalized         $4,859  $ 7,656
                                      ======  =======

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

     If strategic acquisitions or joint venture opportunities arise, the capital resources of the Company may be utilized, if available, to undertake such opportunities. The timing and nature of these opportunities cannot be predicted and the financing of any future strategic acquisition or joint venture may take a variety of forms.

     The Company anticipates that development of portfolio projects during 2000 will cost approximately $8.5 million in the aggregate, substantially all of which is expected to be financed with construction loans, which there is no assurance the Company will be able to continue. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company generally seeks to obtain permanent financing secured by the property. There can be no assurance, however, that the Company will be able to obtain satisfactory financing for the development of any of its projects and the failure to obtain satisfactory financing would have a material adverse effect on the Company, its operations and its financial condition. The Company also expects purchases of construction and computer equipment during 2000 to be nominal, based on the Company's debt restructuring.

     At December 31, 1999, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $16.8 million, representing developer fees and land and construction costs. Of such amount, approximately $14.3 million is payable to the Company by the Tax Credit Partnerships from additional capital contributions of the investor limited partners. The Company anticipates that approximately $1.8 million will be paid in 2000 and $2.5 million will be paid in 2001. Approximately $12.5 million is payable to the Company from the net operating cash flows of the Tax Credit Partnerships.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position and has determined that the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at December 31, 1999 and are actively being marketed for sale. Therefore, at December 31, 1999, the amounts are recorded at the lower of cost or fair value, less selling expenses. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties. This analysis indicated a fair value of $14.8 million, resulting in a write down of the Tax Credit partnership receivables by $23.9 million a and write down of the investments in these projects by $1.7 million (See Notes 6 and 9 to the Consolidated Financial Statements).

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements. In addition, management's estimated future cash flows exceeded the gross receivable balance at December 31, 1999.

     The Company has made its capital contributions to the eight Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.4 million, to meet operating deficits, if any, of such Tax Credit Partnerships. The Company does not plan to pursue any new Tax Credit Projects in the foreseeable future.

With regard to the Company's lines of credit and related party transactions, see Notes 5, 11 and 12 of Notes to Consolidated Financial Statements.

BACKLOG

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies, such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At December 31, 1998 and 1999, the Company had 184 homes and 356 homes, respectively, in backlog, representing aggregate sales values of approximately $19.7 million and $40.1 million, respectively. The large backlog at December 31, 1999 is primarily attributable to the construction work slowdown in the fourth quarter of 1999. There can be no assurance that the buyers will remain in place long enough for the Company to close the sales.

     As part of its sales and marketing efforts, the Company builds and maintains model homes in each of its active communities. The Company also builds homes which are under construction or completed for which the Company does not yet have sales contracts ("speculative homes") on a project-by-project basis.
See Item 1. "Business - Development Activities - Homebuilding - Marketing and Sales." It is possible that, in the event of adverse economic or other business conditions affecting home buying activity in the Company's markets, the Company may be required to reduce prices or provide sales incentives to liquidate its inventory of model or speculative homes. It is also possible that the Company could be required to reduce prices or provide sales incentives to sell its model homes at the conclusion of a particular community. Either of these actions, if taken, could have the effect of depressing the Company's gross margin for the relevant periods.

     The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At December 31, 1998 and 1999, the Company had backlog under its design-build contracts of approximately $20.3 million and $10.9 million, respectively. The decrease in backlog is primarily due to the Company's change in focus to homebuilding projects.

EFFECTS  OF  CHANGING  PRICES,  INFLATION  AND  INTEREST  RATES

     Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $77.3 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 9.5% per annum at December 31, 1999. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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

VARIABILITY  OF  RESULTS  AND  SEASONALITY

     The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others; (i) the timing of home and other property sale closings; (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms; (iii) the timing of receipt of regulatory approvals for the construction of homes and other development projects; (iv) the condition of the real estate market and the general economic conditions in the greater Las Vegas, Phoenix, Salt Lake City, Reno and Tucson metropolitan areas; (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties; (vi) the timing of the completion of construction of the Company's homes and other portfolio properties; and (vii) the cost and availability of materials and labor. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter. In addition, although the Company has not previously experienced significant seasonality in its business, management expects that the Company's increased focus on homebuilding activities may cause it to experience seasonal variations in its home sales as a result of the preference of homebuyers to close new home purchases either prior to the start of a new school year or prior to the end of year holiday season.

RECENT  ACCOUNTING  PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS 133, as amended, is effective for all quarters in fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

YEAR  2000

     The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems which may be affected by certain computerized functions. The Company completed this process in preparation for Y2K issues, prior to the end of the year. As of March 16, 2000, the Company is not aware of any Y2K problem in any of our corporate applications, significant service providers, vendors, suppliers, subcontractors, financial institutions, consultants, various government agencies or non-information technology/embedded systems. However, the success to date of our Y2K efforts and the efforts of third party vendors or business partners cannot guarantee that there will not be a material adverse effect on our business should a Y2K problem manifest or become apparent in the future.

     The costs of expected modifications were estimated to be minimal and immaterial. For the year ended December 31, 1999, approximately $105,000 was charged to expense related to this issue. Remaining costs to be incurred in 2000, if any, are not expected to be material.

SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and Business sections contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectation and estimates as to the Company's business operations, including the introduction of new products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words "anticipates," "believes," "estimates," "expects," "plans," "proposes," "hopes," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition, the Company specifically wishes to advise readers that the factors listed under the captions "Liquidity and Capital Resources," "Effects of Changing Prices, Inflation and Interest Rates" and other risk factors including but not limited to: the primary dependence on the greater Las Vegas and Phoenix areas; insufficient history in geographic areas other than Las Vegas; risks of homebuilding and other real estate development and investments; indebtedness; potential inability to obtain future financing; variability, erratic weather conditions and seasonality of results; dependence on key personnel; control by current stockholders; regulatory and environmental risks; and expansion into new markets could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as anticipated, believed, established or expected.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit, as necessary, with long-term fixed rate and shorter termed variable rate financing generally secured by real estate. The nature and amount of the Company's debt may vary as a result of business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use interest rate derivative instruments to manage the Company's interest rate risk.

     The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations at December 31, 1999 (in thousands):

                                              YEAR ENDING DECEMBER 31,
                     ------------------------------------------------------------------------------------------
                                                                                                    FAIR VALUE
                          2000       2001       2002       2003      2004  THEREAFTER    TOTAL         1999
                     ---------  ---------  ---------  ---------  --------  ------------  ---------  -----------
  Fixed . . . . . .  $  43,797  $   1,451  $   1,275  $      34  $      -  $      5,728  $  52,285  $    53,424
  Average int. rate      16.63%     10.13%      9.03%      9.75%        -%         8.12%     15.33%           -
  Variable. . . . .  $  59,336  $   3,644  $     532  $      76  $  2,292  $     11,395  $  77,275  $    77,275
  Average int. rate       9.66%      9.50%     12.84%     10.00%     9.84%         8.15%      9.45%           -

     The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The information required by this item is included under Item 14. of Part IV of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 9, 1998, the Company dismissed KPMG LLP as the Company's principal accountant and advised KPMG that they would not be engaged to conduct the audit of the Company's financial statements for the fiscal year ended December 31, 1998. KPMG LLP's reports on the financial statements of the Company for the past two fiscal years ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years and the interim periods subsequent to the Company's year ended December 31, 1997, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K, except during the quarter ended September 30, 1998 there was a disagreement as to the proper application of generally accepted accounting principles to a real estate transaction. The disagreement was ultimately resolved to the satisfaction of KPMG LLP without discussion with the Audit Committee of the Board of Directors of the Company. The Company has authorized the former accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement.

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

     The Company selected Deloitte & Touche, LLP as independent accountants for the Company's fiscal year ended December 31, 1998 and 1999 to replace KPMG LLP. The Company's Board of Directors approved the selection of Deloitte and Touche, LLP as independent accountants upon the recommendation of the Company's Audit Committee.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The following table sets forth certain information with respect to the executive officers and Directors of the Company as of December 31, 1999:

NAME                     AGE                           POSITION(S)
-----------------------  ---  -------------------------------------------------------------
James C. Saxton . . . .   63  Chairman of the Board of Directors, Chief Executive Officer,
                              President and interim Chief Financial Officer
Douglas W. Hensley. . .   45  Executive Vice President of Corporate
                              Development and Services and  Director
Marc S. Hechter (1) . .   47  Senior Vice President of Business Affairs and Director
Michele Saxton Pori . .   31  Executive Vice President and Director
James C. Saxton II. . .   28  President/Chief Operating Officer, Nevada Operations
                              and Vice President of Information Systems
Jeffrey A. Pori . . . .   33  Vice President of Marketing
Timothy J. Adams. . . .   38  Director
Paul Eisenberg. . . . .   73  Director
Bernard J. Mikell, Jr..   61  Director
Robert L. Seale . . . .   58  Director
Robert R. Barengo (2) .   58  Director
Robert A. Hynote (2). .   48  Director

(1) Effective June 9, 2000, Mr. Hechter resigned as an employee and as a Director of the Company.

(2) Effective April 12, 2000, Mr. Barengo and Mr. Hynote resigned as Directors of the Company.

     James C. Saxton founded the Company in 1986 and has served as its Chairman, Chief Executive Officer and President since its formation. For the two years prior to the formation of the Company, Mr. Saxton concentrated on the development in Las Vegas of privately owned construction projects financed through private investments. From 1970 to May 1984, Mr. Saxton was employed by Intel Corporation in various sales and management positions. In November 1999, Mr. Saxton was appointed interim Chief Financial Officer following the termination of the former Chief Financial Officer, Kirk Scherer.

     Douglas W. Hensley, CPA, has served as Executive Vice President of Corporate Development and Services since August 1998. Prior to that time, Mr. Hensley had been the Chief Financial Officer since March 1990, Executive Vice President since January 1994 and a Director since June 1997. Mr. Hensley joined the Company as Corporate Controller in February 1990. Prior to joining the Company, Mr. Hensley was with Henson, Stewart & Hensley, Certified Public Accountants, for six years; the last three years as a partner.

     Marc S. Hechter has served as Senior Vice President of Business Affairs since January 1998 and a Director of the Company since June 1997, having served from May 1995 to January 1998 as Senior Vice President of Finance. From July 1993 to May 1995, Mr. Hechter served as a director of Jayne, Hechter and Company, Inc., a consulting firm providing strategic planning and financial advice. In such position, Mr. Hechter served as a financial consultant to the Company from March 1994 to May 1995. Mr. Hechter served as Assistant General Manager of Administration for the Nevada State Industrial Insurance System from December 1991 to July 1993, and as Vice President of Wadhams and Associates, Inc. from August 1990 to December 1991. Mr. Hechter is a past Administrator of the Nevada Housing Division. On May 2, 2000, Mr. Hechter resigned as an employee and as a Director of the Company, to pursue higher education, with such resignation effective June 9, 2000.

     Michele Saxton Pori, Executive Vice President and a Director, has served the Company in various capacities with increasing levels of responsibility since June 1990. The positions included: planning assistant, planning director, marketing representative, financial analyst, Vice President of Development and as a Director since the Company's formation. Ms. Pori is James C. Saxton's daughter.

     James C. Saxton II has served as President/Chief Operating Officer, Nevada Operations since August 1999, Vice President of Development since March 1999 and Vice President of Information Systems for the Company since November 1997. From April 1995 to November 1997, Mr. Saxton served as an architect and Director of Commercial Projects for the Company. He is the son of James C. Saxton.

     Jeffrey A. Pori has served as Vice President of Marketing of the Company since April 1995. Mr. Pori also serves as President of the Company's licensed real estate brokerage subsidiary. Mr. Pori joined the Company as Leasing Manager in April 1991 and was promoted to Director of Marketing in December 1992. Prior to joining the Company, Mr. Pori served as a sales representative for Nevada Advertising from October 1990 to March 1991. Mr. Pori is married to Michele
Saxton  Pori  and  is  James  C.  Saxton's  son-in-law.

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

     Robert L. Seale has served as a Director since June 1997 and has been the Managing Director of Gabelli Fixed Income, LLC since January 1999. From January 1991 through December 1998, Mr. Seale served as the elected Treasurer of the state of Nevada. Prior thereto, Mr. Seale was Managing Partner of Pangborn & Co., Ltd., Certified Public Accountants, from 1983 to 1989. Mr. Seale is a past president of the National Association of State Treasurers.

     Timothy J. Adams has served as a Director since June 1997 and has been Director of Legal, Labor Ready, Inc. since October 1999. Mr. Adams was employed by the Company as General Counsel from October 1996 to July 1999. From July 1987 to September 1996, Mr. Adams was engaged in the private practice of law, most recently as a partner of Adams & Tobler, Ltd. Mr. Adams acted as counsel to the Company from 1993 to 1999.

     Robert R. Barengo has served as a Director since June 1999 and is currently an attorney engaged in private practice. Mr. Barengo has over 25 years of legislative and legal experience. Mr. Barengo's legislative experience in the state of Nevada includes terms as Speaker of the Assembly, Chairman of the Legislative Commission, Speaker Pro Tempore, Chairman of the Judiciary Committee and Assemblyman. Mr. Barengo was also Judge Pro-Tem for the Sparks Municipal Court and Reno Municipal Court from 1976 to 1995. From 1969 to 1972 he was the Deputy District Attorney for Washoe County, Nevada. Mr. Barengo also serves as an outside director on the boards of two other publicly traded companies. Since 1992, he has been a Director for the Riviera Holdings Corporation, a company involved in the hotel and casino business and a Director for American Wagering, Inc., a company involved primarily in race and sports book management and services. On April 12, 2000, Mr. Barengo resigned as a Director of the Company.

     Robert A. Hynote has served as a Director since June 1999 and has over 20 years in the finance field and is currently Senior Vice President, Municipal Finance for Lehman Brothers, a leading global investment bank. From 1983 to 1999, Mr. Hynote was Vice President, Municipal Finance for Goldman Sachs and Co., a leader in investments, finance and research. From 1979 to 1983, Mr. Hynote was Vice President, Municipal Finance for Dean Witter Reynolds, Inc., a market leader in securities, investment management, credit services and electronic brokerage. On April 12, 2000, Mr. Hynote resigned as a Director of the Company.

     Each Director holds office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Officers serve at the pleasure of the Board of Directors.

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is comprised of Messrs. Eisenberg, Mikell, Seale and Hynote with Mr. Seale serving as chairman. On January 12, 2000, the Board unanimously approved the addition of Mr. Barengo to this Committee (Mr. Barengo subsequently resigned as a Director of the Company on April 12, 2000). The Audit Committee is responsible for reviewing the audited financial statements of the Company and making recommendations to the full Board on matters concerning the Company's audits and the selection of independent public accountants.

     The Compensation Committee is comprised of Messrs. Mikell, Seale and Barengo, as outside Directors, with Mr. Mikell serving as chairman. On January 12, 2000, the Board unanimously approved the addition of Mr. Hynote to this Committee (Mr. Hynote subsequently resigned as a Director of the Company on April 12, 2000). The Compensation Committee is responsible for establishing salaries, bonuses and other compensation for the Company's executive officers and administering the Company's Management Stock Option Incentive Plan. See Item
11. "Executive Compensation - Stock Option Plans - Management Stock Option Incentive Plan."

DIRECTOR  COMPENSATION

     Directors do not currently receive any compensation for their services, except that Directors who are not employees of the Company receive a fee of $1,000 per Board meeting attended and are reimbursed for certain expenses incurred in attending Board and committee meetings. No fee is payable for participation in Board committee meetings. In addition, such Directors are eligible to participate in the Company's Non-Employee Director Stock Option Plan. See Item 11. "Executive Compensation-Stock Option Plans - Non-Employee Director Stock Option Plan." Directors who are employees of the Company do not receive additional compensation for service as a Director.

Section  16  (a)  Beneficial  Ownership  Reporting  Compliance

   Section 16 (a) of the Securities and Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than ten percent of the Company's outstanding shares of Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners have been satisfied, except that Ms. Melody J. Sullivan, Ms. Kathryn S. Wonders, Messrs. Seale and Mikell each filed one late report, each relating, respectively, to one transaction.

ITEM  11.  EXECUTIVE  COMPENSATION

     The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 1999, 1998 and 1997, to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively "Named Executive Officers"). The Named
Executive Officers include: (i) each person who served as Chief Executive Officer during 1999 (one person); (ii) each person who (a) served as an executive officer at December 31, 1999, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1999, and (c) received over $100,000 in compensation in 1999 (two persons); (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1999 (two persons); and
(iv) certain persons who served as executive officers of a subsidiary of the Company (two persons).

SUMMARY  COMPENSATION  TABLE

                                                                             LONG-TERM COMPENSATION
                                                ANNUAL  COMPENSATION               AWARDS/PAYMTS
                                     ---------------------------------------
                                                               OTHER ANNUAL   SECURITIES UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR  SALARY    BONUS    COMPENSATION      OPTIONS/SARS (#)      COMPENSATION
-----------------------------------  ----  --------  -------  --------------  ----------------------  ------------
James C. Saxton, Chairman,
of the Board,
President, Chief Executive
Officer and Interim Chief
    Financial Officer . . . . . . .  1999  $382,228  $     -  $           -                  -        $   2,650  (1)
                                     1998   379,827        -              -                  -           28,613  (3)
                                     1997   341,800        -              -                  -            2,204  (1)
Douglas W. Hensley, Executive
 Vice President of Corporate
 Development and Services . . . . .  1999  $ 98,052  $37,000  $      12,883                  -        $    4,425  (1)
                                     1998    88,779   31,250              -             25,000   (5)       5,484  (1)
                                     1997    80,417   33,500              -             25,000   (5)       2,204  (1)
Jeffrey A. Pori, Vice President
 of  Marketing and Commercial
 Development. . . . . . . . . . . .  1999  $ 83,750  $40,000  $           -                  -        $    4,492  (1)
                                     1998    55,538        -              -             25,000   (5)      54,342  (4)
                                     1997    39,012        -              -             25,000   (5)     128,005  (2)
Brian K. Brady, President,
 Maxim Homes, Inc.. . . . . . . . .  1999  $101,310  $     -  $      60,361(6)               -        $   29,639  (1)
                                     1998    77,083        -         59,637                  -             9,530
                                     1997       N/A      N/A            N/A                N/A               N/A
Larison P. Clark, Former President,
 Diamond Key Homes, Inc.. . . . . .  1999  $252,000  $     -  $           -           (  25,000) (7)  $        -
                                     1998    42,000        -              -              25,000  (7)           -
                                     1997       N/A      N/A            N/A                 N/A              N/A
Kirk Scherer, Former Executive
 Vice President of Finance and
 Chief Financial Officer. . . . . .  1999  $128,757  $24,000  $           -           (  20,000) (8)  $   48,757  (9)
                                     1998    35,692    2,940              -              25,000  (8)           -
                                     1997       N/A      N/A            N/A                 N/A              N/A

Timothy J. Adams, Former Vice
 President,  General Counsel
 and Secretary. . . . . . . . . . .  1999  $ 53,392  $30,000  $           -           (  20,000) (10)  $   2,374  (1)
                                     1998    82,000   70,000              -               5,000            5,484  (1)
                                     1997    80,000   40,000              -              25,000            2,204  (1)

(1)  Represents medical insurance premiums paid.
(2)  Represents commissions paid.
(3)  Represents medical and life insurance premiums paid.
(4)  Represents commissions and medical insurance premiums paid.
(5)  Repriced options originally granted in 1997 and repriced in 1998.
(6) Includes $40,000 paid in 1999 and $20,361 accrued in 1999 in connection with the provisions of Mr. Brady's employment agreement. Also includes $27,970 in fringe benefits earned in 1998 and paid in 1999 and $20,361 in fringe benefits earned in 1999 but not paid at December 31, 1999.
(7) Diamond Key Homes, of which Mr. Clark was President, was acquired by the Company in November 1998. Mr. Clark's employment was terminated effective December 31, 1999, and 25,000 options held by Mr. Clark were forfeited.
(8) Mr. Scherer's employment was terminated on November 8, 1999, and 20,000 options held by Mr. Scherer were forfeited.
(9) Represents amounts paid in 1999 in connection with the termination of Mr. Scherer's employment ($46,541) and accrued vacation ($2,216).
(10) Mr. Adams' employment as an employee was terminated effective July 7, 1999. Mr. Adams remains a Director of the Company and 20,000 options held by Mr. Adams were forfeited.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

     During 1999, a total of 134,300 stock options were granted, none of which were granted to the Named Executive Officers.

AGGREGATE  OPTION  EXERCISES  IN  FISCAL  1999 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1999:

                                               NUMBER OF SHARES
                       SHARES               UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                      ACQUIRED                     OPTIONS              IN-THE-MONEY OPTIONS AT
                         ON      VALUE        AT FISCAL YEAR-END          FISCAL YEAR-END (1)
                                          -----------  -------------  ------------  --------------
NAME                  EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------  --------  --------  -----------  -------------  ------------  --------------
James C. Saxton. . .         -         -            -              -  $          -  $            -
Douglas W. Hensley .         -         -       66,447         20,000             -               -
Jeffrey A. Pori. . .         -         -       10,112         20,000             -               -
Timothy J. Adams (2)         -         -       10,000              -             -               -
Kirk Scherer (3) . .         -         -        5,000              -             -               -
Brian K. Brady . . .         -         -        3,000         12,000             -               -

(1) Amounts calculated by subtracting the exercise price of the options from the value of the underlying Common Stock on December 31, 1999, which was the closing market price on December 31, 1999 of $2.65 per share.

(2) Although Mr. Adams ceased being an employee of the Company in July 1999, the Board allowed Mr. Adams to retain 10,000 vested options.

(3) Although Mr. Scherer's employment was terminated in November, 1999, the Board allowed Mr. Scherer to retain 5,000 vested options, the expiration dates of which were extended to November 9, 2002.

     The following table sets forth certain information concerning stock options which had been previously awarded to the Named Executive Officers and which were repriced during fiscal 1998:


TEN  YEAR  OPTION/SAR  REPRICINGS

                                      SECURITIES                                                            LENGTH OF
                                      UNDERLYING                                                         ORIGINAL OPTION
                                        NO. OF                                                                TERM
                                       OPTIONS/     MARKET PRICE OF     EXERCISE PRICE                      REMAINING
                                         SARS       STOCK AT TIME OF      AT TIME OF          NEW          AT DATE OF
                                     REPRICED OR      REPRICING OR       REPRICING OR       EXERCISE      REPRICING OR
NAME                     DATE        AMENDED (#)     AMENDMENT ($)      AMENDMENT ($)    PRICE ($) (1)      AMENDMENT
------------------  ---------------  ------------  ------------------  ----------------  --------------  ---------------
Douglas W. Hensley  January 2, 1998        25,000  $            6.875  $           8.25  $        6.875        49 months
Jeffery A. Pori. .  January 2, 1998        25,000               6.875              8.25           6.875        49 months
------------------

(1)     Closing  price  at  January  2,  1998;  the  repricing  date.

EMPLOYMENT  AGREEMENTS

     The  Company  has entered into a three-year employment agreement with James
C. Saxton, the Company's President and Chief Executive Officer, which terminates on March 10, 2001, subject to automatic one-year renewals unless either the Company or Mr. Saxton gives 60 days prior notice to the other of its desire not to renew. Pursuant to the terms of such agreement, Mr. Saxton will be entitled to receive a base salary of $360,000 per year, increasing each year by 3% or such other amount as is determined by the Board of Directors in its discretion, and will receive supplemental life insurance and long-term disability insurance at the Company's expense. Mr. Saxton will also be eligible to receive an annual bonus at the discretion of the Board of Directors. The agreement requires Mr. Saxton to devote his full-time attention and energies to the Company's business and contains restrictive covenants pursuant to which Mr. Saxton has agreed not to compete with the Company, within 90 miles of any location in which the Company or any affiliate is doing business, for a period of one year following termination of his employment if such termination is the result of the Company's termination of Mr. Saxton "for cause" (as such term is defined in the employment agreement), Mr. Saxton's election not to renew the agreement at the end of any term thereof or if Mr. Saxton terminates the agreement for other than "good reason" (as such term is defined in the employment agreement). The agreement further provides that if Mr. Saxton is terminated other than "for cause," Mr. Saxton will be entitled to receive any unpaid compensation accrued through the last day of his employment together with certain severance payments. There were no other material employment agreements with employees, Directors or Named
Executive  Officers  of  the  Company  at  December  31,  1999.

INDIVIDUAL  STOCK  OPTION  AGREEMENTS

     In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements, including options to purchase 61,447 shares to Douglas W. Hensley, options to purchase 25,562 to Marc S. Hechter and options to purchase 5,112 shares to Jeffrey A. Pori. In 1995, options to purchase 23,497 shares lapsed, without vesting, upon certain employees' termination of employment with the Company. In 1998 and 1999, options to purchase 5,112 shares and 983 shares, respectively, lapsed upon a certain employee's termination of employment with the Company.

     The options granted to Mr. Hensley vested as to 20% of the shares on December 29, 1995 and as to an additional 30% of the shares on December 29, 1996. The remaining shares underlying Mr. Hensley's options vested on December 29, 1997. As of December 29, 1998, 80% of the remaining options held by others pursuant to such individual stock option grants had vested and the remaining 20% vested on December 29, 1999. All such options are exercisable from the date of vesting through December 28, 2004, at an exercise price of $6.10 per share, the fair value of the underlying shares on the date of grant, as determined by the Board of Directors in good faith.

STOCK  OPTION  PLANS

MANAGEMENT  STOCK  OPTION  INCENTIVE  PLAN

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock, up to a maximum of 500,000 shares. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. All officers, employees (including employees who are Directors), consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees will be eligible to receive incentive stock options. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 25,000 shares in any year. As of December 31, 1999, there were 397,750 options outstanding under the Option Plan. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market.

     The Option Plan may be administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Committee"), which, subject to the terms of the Option Plan, will have the authority in its sole discretion to determine: (i) the individuals to whom options shall be granted; (ii) the time or times at which options may be exercised; (iii) the number of shares subject to each option, the option price and the duration of each option granted; and (iv) all of the other terms and conditions of options granted under the Option Plan, including the period during which options may be exercised following the optionee's termination of employment or other relationship with the Company. The exercise price of incentive stock options granted under the Option Plan must be at least equal to the fair value of the shares on the date of grant (110% of fair value in the case of optionees who own more than 10% of the combined voting power of the Company and its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of optionees who own more than 10% of the combined voting power of the Company and its subsidiaries). These limits do not apply to non-qualified options. Options granted under the Option Plan will not be transferable other than by will or the laws of descent and distribution.

     The Option Plan is of indefinite duration, however, no grant of incentive stock options will be permitted to be made under the Option Plan more than 10 years after its date of adoption. The Board of Directors will have authority to terminate or to amend the Option Plan without the approval of the Company's stockholders unless stockholder approval is required by law or by stock exchange or Nasdaq Stock Market requirements applicable to the Company. The Board of Directors or the Committee may amend the terms of any option granted under the Option Plan. No amendment of any option or amendment or termination of the Option Plan that impairs the rights of any holder of outstanding options may be made without the consent of such holder.

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

     Under the Director Plan, each person who becomes a non-employee director is automatically granted, as of the date of his election or appointment to the Board of Directors, an initial option to purchase 500 shares of Common Stock. On the first trading day of each April commencing with April 1998, each non-employee director then serving on the Board of Directors and who has served for at least three months is granted an option to purchase an additional 500 shares of Common Stock. Options granted under the Director Plan have an exercise price equal to the fair value of the shares on the date of grant and are generally exercisable one year from the date of grant. Options granted under the Director Plan have a term of 10 years from the date of grant and are not transferable other than by will or the laws of descent and distribution.

     The Director Plan is of indefinite duration. The Board of Directors will have authority to terminate or to amend the Director Plan without the approval of the Company's stockholders unless stockholder approval is required by law or by stock exchange or Nasdaq Stock Market requirements applicable to the Company. No such amendment may impair the rights of any holder of outstanding options without the consent of such holder.

PROFIT  SHARING  PLAN  AND  EMPLOYEE  STOCK  OWNERSHIP  PLAN

     On December 31, 1994, the Company's predecessor established the Jim Saxton, Inc. Profit Sharing Plan (the "Profit Sharing Plan") for its eligible employees. On December 29, 1995, the Company adopted the Saxton Incorporated Employee Stock Ownership Plan (the "ESOP") and Trust (the "ESOP Trust"). In connection with the merger of the Company and its predecessor on December 31, 1995, the Profit Sharing Plan was merged into the ESOP and the assets of the trust established under the Profit Sharing Plan were transferred to the ESOP Trust.

     An "employee stock ownership plan" (as defined in Section 407(d)(6) of Employee Retirement Income Security Act of 1974 and Section 4975(e)(7) of the Internal Revenue Code) is designed to invest primarily in "qualifying employer securities" of the Company. The account balances of participants in the Profit Sharing Plan transferred to the ESOP Trust were invested by the ESOP Trust in the Company's Common Stock. Thereafter, the Company may make periodic contributions to the ESOP Trust out of its net profits in amounts determined by the Board of Directors, which contributions may be made in cash or in shares of the Company's Common Stock. Amounts contributed in cash will be used to purchase shares of the Company's Common Stock. As of December 31, 1999, the ESOP Trust held 44,142 shares of the Company's Common Stock.

     Participants in the Profit Sharing Plan on December 31, 1995 were immediately eligible to participate in the ESOP. All other employees will become eligible to participate in the ESOP on the first day of the ESOP plan year coinciding with or next following the date the employee completes one year of service with the Company, although eligibility to participate in the salary deferral feature described below may commence at an earlier date. Contributions by the Company to the ESOP for the benefit of a participating employee will vest over a seven-year period of participation in the ESOP and will be held in trust until distributed pursuant to the terms of the ESOP. The Company has made no contribution to the Plan for the years ended December 31, 1997, 1998 and 1999.

     On February 16, 2000, the Board of Directors unanimously approved the termination of the ESOP plan effective December 31, 1999. The remaining ESOP plan shares will be distributed to the eligible participants during 2000, pursuant to the plan's provisions.

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

LIMITATION  OF  LIABILITY  AND  INDEMNIFICATION

     The Company's Articles of Incorporation provide that, pursuant to Nevada law, each Director shall not be liable for monetary damages for breach of the Directors' fiduciary duty as a Director of the Company and its stockholders. In addition, the Company's Bylaws provide that the Company will indemnify its Directors and officers and may indemnify its employees and other agents to the fullest extent permitted by law. The Company has also entered into indemnification agreements with its officers and Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information as of March 16, 2000 with respect to the beneficial ownership of the Company's outstanding Common Stock by: (i) each person or group who was on such date the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each Director of the Company; (iii) each Named Executive Officer; and (iv) all Directors and executive officers of the Company as a group.

                                                                     SHARES         PERCENTAGE OF
                                                                  BENEFICIALLY         SHARES
NAME AND ADDRESS(1)                                               OWNED(2)(3)    BENEFICIALLY OWNED
---------------------------------------------------------------  --------------  -------------------
James C. and Dorothy J. Saxton (4) . . . . . . . . . . . . . .     3,737,898            43.7%
Michele Saxton Pori  . . . . . . . . . . . . . . . . . . . . .       531,611             6.2%
Lee-Ann Saxton (5)   . . . . . . . . . . . . . . . . . . . . .       531,377             6.2%
James C. Saxton II   . . . . . . . . . . . . . . . . . . . . .       530,000             6.2%
Douglas W. Hensley (5)(6)  . . . . . . . . . . . . . . . . . .        69,638               *
Marc S. Hechter (6)(7)   . . . . . . . . . . . . . . . . . . .        31,562               *
Jeffrey A. Pori (6)    . . . . . . . . . . . . . . . . . . . .        11,608               *
Timothy J. Adams (5)(6)  . . . . . . . . . . . . . . . . . . .        10,000               *
Paul Eisenberg     . . . . . . . . . . . . . . . . . . . . . .         1,000               *
Bernard J. Mikell, Jr.   . . . . . . . . . . . . . . . . . . .         4,000               *
Robert L. Seale    . . . . . . . . . . . . . . . . . . . . . .         4,000               *
Robert R. Barengo (8)  . . . . . . . . . . . . . . . . . . . .         1,000               *
Robert A. Hynote (8)   . . . . . . . . . . . . . . . . . . . .             -               *
VOA National Housing Corporation   . . . . . . . . . . . . . .       457,142             5.4%
All Directors and executive officers as a group (12 persons)(9)    4,932,317            57.7%
---------------------------------------------------------------

*  Less than 1%.
(1) The address of each beneficial owner of more than five percent of the outstanding Common Stock is 5440 West Sahara Avenue, Third Floor, Las
     Vegas, Nevada 89146, except for VOA National Housing Corporation whose address is 1660 Duke Street, Alexandria, Virginia 22314.

(2) Unless otherwise noted, sole voting and dispositive power are possessed with respect to all shares of Common Stock shown.

(3) Includes vested shares allocated to the account of the following individuals and for all Directors and executive officers as a group under the Company's ESOP: James C. Saxton - 5,798 shares; Michele Saxton Pori - 1,611 shares; Lee-Ann Saxton - 1,377 shares; Douglas W. Hensley - 2,941 shares, Jeffrey A. Pori - 1,496 shares; and all Directors and executive officers as a group - 11,846 shares. ESOP participants have sole discretion as to voting of such allocated shares.

(4) Includes 1,876,848 shares beneficially owned by James C. Saxton and 1,770,000 shares beneficially owned by Mr. Saxton's wife, Dorothy J. Saxton, and 91,050 shares as joint tenants. Mr. and Mrs. Saxton may each be deemed to beneficially own the shares owned by the other.

(5) Includes 4,319 shares owned by the Company's ESOP Trust which are allocated to the accounts of three ESOP participants. The voting of such shares may be directed by Lee-Ann Saxton, Douglas W. Hensley and Timothy J. Adams as members of the ESOP Administrative Committee. Ms. Saxton and Messrs. Hensley and Adams each disclaim beneficial ownership of all such shares. The ESOP plan was terminated in February 2000, effective December 31, 1999.

(6)  Represents   shares  which  may  be  acquired   upon  exercise  of  options
     exercisable within 60 days.

(7) Mr. Hechter resigned as an employee and as a Director, effective June 9, 2000.

(8) Mr. Barengo and Mr. Hynote resigned as Directors of the Company, effective April 12, 2000.

(9) Includes 1,770,000 shares owned by Dorothy J. Saxton and 91,050 shares owned by Dorothy J. Saxton and James C. Saxton as joint tenants, as to which James C. Saxton may be deemed to beneficially own, and an aggregate of 121,121 shares which may be acquired by Messrs. Hensley, Hechter, Pori, Adams, Eisenberg, Mikell and Seale upon the exercise of options exercisable within 60 days. Excludes shares owned by Lee-Ann Saxton, who is not an executive officer or Director of the Company.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Pursuant to an agreement dated January 10, 1994, the Company agreed to construct and sell an approximately 4,420 square-foot Turtle Stop convenience store ("Turtle Stop") to L.'M.E.D.D., Inc., a privately-held corporation of which Michele Saxton Pori is a 25% stockholder ("L'MEDD"), for approximately $1.3 million, subject to the Company's arranging permanent financing on behalf of L'MEDD. Under the terms of the agreement, either the Company or L'MEDD had the right to terminate the agreement if permanent financing was not obtained. Financing was not obtained, the sale was not consummated and, on June 18, 1997, the Company terminated the agreement. Pursuant to a lease dated December 1, 1994, the Company leased the property to Operations Management Group ("OMG"), a corporation owned by the stockholders of L'MEDD (including Ms. Pori), on a triple-net basis. Under the terms of the lease, OMG was required to pay basic monthly rent of $13,244 during the initial lease year, adjusted annually to reflect increases in the cost of living. Management believes that the terms of the lease with OMG are comparable to the terms which would have been negotiated with an unaffiliated third-party. At December 31, 1999, OMG was indebted to the Company in the aggregate amount of approximately $405,000, which represented delinquent rent and advances by the Company to OMG for operating capital. The Company assisted in the operation of Turtle Stop by maintaining the store books and records and providing a Company employee to train on-site personnel for no compensation. In March 1998, the Company evicted OMG from the premises after exhaustive efforts to collect the delinquent rent and advances. The Company wrote-off $405,000 during the second quarter of 1998 for such delinquent rent and advances. The property is currently vacant and the collection of the receivable is not probable and accordingly, was fully reserved. The Company plans to sell the property. Management believes that neither the property nor its operations are material to the Company as a whole.

     During the year ended December 31, 1997 and 1998, the Company's working capital needs were augmented through a number of loans from affiliated parties, all of which were approved by a majority of the disinterested members of the Company's Board of Directors. The transactions were as follows:

     On July 1, 1997, the Company entered into an unsecured note payable with James Lanzilotti, a relative of the Company's President and principal stockholder, in the amount of $466,231, bearing interest at 12.0% payable monthly and a maturity date of July 1, 1998, which was extended to July 1, 1999.

     On August 1, 1997, the Company entered into an unsecured note payable with Paul Eisenberg, a Director of the Company, in the amount of $1,000,000 bearing interest at 12.0% payable monthly and a maturity date of August 1, 1998, which was extended to August 1, 1999. This note is guaranteed by Mr. and Mrs. James
C.  Saxton,  two  of  the  principal  stockholders  of  the  Company.

     On August 27, 1997, the Company entered into an unsecured note payable with James C. Saxton, the Company's President and principal stockholder, in the amount of $721,000, bearing interest at 18.0% payable monthly and a maturity date of November 27, 1998, which was extended to August 1, 1999.

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

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of Common Stock, or approximately 44.1% of the Company's outstanding shares, at December 31, 1999 as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton aggregating $7.6 million, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at December 31, 1999 was $6.0 million. As of December 31, 1999, the loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company. James C. Saxton has agreed to restructure his debt by consolidating his loans, into one new three-year loan with a principal balance equal to the existing balance plus all accrued interest, with future interest reduced to 10.5%. No payments will be required until November 2000 during which interest will accrued and be added to principal. All accrued interest is required to be paid by December 31, 2000.

     During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares of Common Stock or 6.9% of its outstanding shares at December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at December 31, 1999, was $613,000. At December 31, 1999, these loans were in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company. Michele Saxton Pori has agreed to restructure her debt by consolidating her loan into one new three year loan with a principal balance  equal  to  the existing  balance  plus  all  accrued  interest, with
future interest reduced to 10.5%.   No  payments  will be required until
November 2000 during which interest will  accrued and be added to principal.
All accrued interest is required to be paid  by  December  31,  2000.

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company has paid Mr. Clark $300,000 through December 31, 1999 and the remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000, of which $225,000 was paid in 2000.

     In the future, transactions with affiliates of the Company are anticipated to be minimal. The Company will continue to require approval by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors and will be made on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND REPORTS ON FORM 8-K

(a)     Certain  documents  filed  as  part  of  Form  10-K.

                                                                                                      PAGE
                                                                                                      ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 . . . . .  F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 . . . . .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8
Former Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-32



(b) Reports on Form 8-K. The following reports on Form 8-K were filed during or dated for the last quarter of fiscal year ended December 31, 1999 and for the period between December 31, 1999 and the date hereof:

     Form 8-K dated November 8, 19999 and filed on November 12, 1999 reporting termination of Chief Financial Officer (Item 5).

     Form 8-K/A dated November 8, 1999 and filed on December 20, 1999 relating to press release with respect to agreement reached with former Chief Financial Officer (Item 5).

     Form 8-K dated and filed on March 24, 2000 relating to press release with respect to pending fourth quarter loss issued on March 23, 2000. (Item 5).

     Form 8-K dated April 12, 2000 and filed on April 24, 2000 related to resignation of two directors, non-timely filing of Form 10-K and potential delisting from Nasdaq. (Item 5).

     Form 8-K dated April 27, 2000 and filed May 8, 2000 related to the resignation of a director and the Chief Accounting Officer. (Item 5).

     Form 8-K dated May 5, 2000 and filed May 9, 2000 related to an additional Nasdaq delisting notification. (Item 5).


 (c)     Exhibits

EXHIBIT
NUMBER  REF.     DESCRIPTION
------  ---  --------------------------------------------------------------------------------------

   2.1  (1)  Plan of Merger between Jim Saxton, Inc. and the Company, dated December 26,
             1995, as filed with Nevada Secretary of State on December 29, 1995
   2.2  (1)  Reorganization documents
   3.1  (1)  Articles of Incorporation of the Company
   3.2  (1)  Articles of Merger merging Jim Saxton, Inc. into the Company, as filed with
             Nevada Secretary of State on December 29, 1995
   3.3  (1)  Bylaws of the Company, as amended
   4.1  (1)  Specimen Common Stock Certificate
   4.2  (1)  Form of Representatives' Warrants
   4.3  (1)  Form of Saxton Warrants
  10.1  (1)  Saxton Incorporated Employee Stock Ownership Plan and Trust adopted December 29, 1995
10.1.1  (1)  Amendment to Saxton Incorporated Employee Stock Ownership
             Plan and Trust, adopted December 10, 1996
  10.2  (1)  Management Stock Option Incentive Plan
  10.3  (1)  Non-Employee Stock Option Plan
  10.4  (1)  1994 Stock Option Agreement between the Company and Douglas W. Hensley
  10.5  (1)  Employment Agreement between the Company and James C. Saxton, dated March 10, 1997
  10.6  (1)  Form of Indemnification Agreement between the Company and each Director and officer of the Company
  10.7  (1)  Tax Indemnification Agreement between the Company and each of James C.
              Saxton, Dorothy J. Saxton, Michele Saxton Pori, Lee-Ann Saxton and James C. Saxton II
  10.8  (1)  Indemnification Agreement regarding liability on Company loans between the Company and James C. Saxton and Dorothy J. Saxton
  10.9  (1)  Revolving line of Credit Facility between the Company and Key Bank
 10.10  (2)  Line of credit agreement between the Company and Key Bank dated January 9, 1998
 10.11  (3)  Agreement and Plan of Merger dated as of March 20, 1998 by and among
              Saxton Incorporated, MIKA Max, Inc., Brian K. Brady and Maxim Homes, Inc.
 10.12  (3)  Employment Agreement dated as of March 20, 1998 between Maxim Homes, Inc.
              and Brian K. Brady
 10.13  (4)  Stock and Membership Interest Purchase Agreement dated as of October 7, 1998 by and among Saxton Incorporated, Diamond Key Homes, Inc., Diamond Key
             Construction LLC, Larison P. Clark and Lisa B. Clark
 10.14  (5)  Amendment to Purchase Agreement dated as of October 7, 1998
 10.15  (6)  Letter to SEC from KPMG LLP dated December 16, 1998
 10.16  (7)  Promissory Note dated October 14, 1998 between the Company and James C. Saxton
 10.17  (7)  Promissory Note dated November 5, 1998 between the Company and James C. Saxton
 10.18  (7)  Employment Agreement dated as of November 13, 1998 between Diamond
             Key Homes, Inc. and Larison P. Clark
 10.19  (8)  Amendment to Employment Agreement dated December 6, 1999 between
             Diamond Key Homes, Inc. and Larison P. Clark.
 10.20  (8)  Purchase Agreement dated January 12, 2000, between VOA National
              Housing Corporation and Saxton Incorporated
  21.1  (8)  List of subsidiaries of the Company
  23.1  (8)  Former Independent Auditors' Consent on Form S-8
  23.2  (8)  Independent Auditors' Consent on Form S-8
    27  (8)  Financial Data Schedule
    99  (2)  Independent Auditors' Report - KPMG LLP dated March 24, 1998

(1)     Filed  as  part  of  the  Company's Registration Statement on Form S-1 (file No. 333-23927)
        originally  filed  on  June  24,  1997  and  incorporated  herein  by  reference.
(2)     Filed  as  part  of  Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein  by  reference.
(3)     Filed  as  part  of  Form 8-K dated March 20, 1998, filed on April 6, 1998 and incorporated herein  by  reference.
(4)     Filed as part of Form 8-K dated October 8, 1998, filed on October 28, 1998 and incorporated herein  by  reference.
(5)     Filed  as  part of Form 8-K dated and filed on November 20, 1998 and incorporated herein by reference.
(6)     Filed  as  part  of  Form  8-K  dated  December  9,  1998,  filed  on December 16, 1998 and incorporated  herein  by  reference.
(7)     Filed  as  part  of  Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein  by  reference.
(8)     Filed  herewith.

     (d)     Financial  Statement  schedules  required  by  Regulation  S-X.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized as of May 16, 2000.

                                             SAXTON INCORPORATED
                                             ----------------------------------
                                             (Registrant)

                                             By:  /s/ James C. Saxton
                                             James C. Saxton,
                                             Chairman of the Board of Directors,
                                             President,
                                             Chief Executive Officer,
                                             Interim Chief Financial Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature                                    Title                         Date
-------------------------  ------------------------------------------  ------------
/s/ James C. Saxton        Chairman of the Board of                    May 16, 2000
-------------------------
James C. Saxton            Directors, President, Chief Executive
                           Officer, Interim Chief Financial Officer
                           and Director (Principal Executive Officer)

/s/ Douglas W. Hensley     Executive Vice President, Development       May 16, 2000
-------------------------
Douglas W. Hensley         Corporate Services and Director

/s/ Marc S. Hechter        Senior Vice President of Business           May 16, 2000
-------------------------
Marc S. Hechter            Affairs and Director

/s/ Kathryn Wonders        General Counsel                             May 16, 2000
-------------------------
Kathryn Wonders

/s/ Michele Saxton Pori    Executive Vice President and                May 16, 2000
-------------------------
Michele Saxton Pori        Director


/s/ Melody J. Sullivan     Vice President, Chief Accounting Officer    May 16, 2000
-------------------------
Melody J. Sullivan         (Principal Accounting Officer)

/s/ Paul Eisenberg         Director                                    May 16, 2000
-------------------------
Paul Eisenberg

/s/Bernard J. Mikell, Jr.  Director                                    May 16, 2000
-------------------------
Bernard J. Mikell, Jr.

/s/ Robert L. Seale        Director                                    May 16, 2000
-------------------------
Robert L. Seale

/s/ Timothy J. Adams       Director                                    May 16, 2000
-------------------------
Timothy J. Adams

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999 . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
  1998 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  F-8
Former Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . .  F-32

INDEPENDENT  AUDITORS'  REPORT

The  Board  of  Directors  and  Stockholders  of
Saxton  Incorporated
Las  Vegas,  Nevada

     We have audited the accompanying consolidated balance sheets of Saxton Incorporated and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has experienced a slowdown of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to a shortage of available cash flow. The Company presently is unable to pay interest or principal amounts outstanding on notes payable and all notes payable were in default at December 31, 1999. The Company's difficulties in generating sufficient cash flow and making required principal and interest payments discussed in Note 1 raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte  &  Touche  LLP

Las  Vegas,  Nevada
May 12, 2000

                               SAXTON INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                                1998          1999
                                                                            -------------  ----------
ASSETS
Real estate properties (all held for sale at December 31, 1999):
  Operating properties, net of accumulated depreciation. . . . . . . . . .  $      23,117  $   28,215
  Properties under development . . . . . . . . . . . . . . . . . . . . . .         79,418      89,974
  Land held for future development or sale . . . . . . . . . . . . . . . .          1,349      13,436
                                                                            -------------  -----------
          Total real estate properties . . . . . . . . . . . . . . . . . .        103,884     131,625
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .          1,331       6,268
Due from Tax Credit Partnerships (held for sale at December 31, 1999). . .         31,997      12,587
Construction contracts receivable, net of allowance for doubtful accounts
  of  $403 and $100 at December 31, 1998 and 1999, respectively. . . . . .          8,773       2,451
Costs and estimated earnings in excess of billings on uncompleted
  contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,618         760
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000         936
Investments in joint ventures (held for sale at December 31, 1999) . . . .          3,577       3,249
Due from related parties . . . . . . . . . . . . . . . . . . . . . . . . .            154          26
Goodwill, net of accumulated amortization of $151 and $734 at
 December 31, 1998 and 1999, respectively. . . . . . . . . . . . . . . . .          7,877       7,251
Deferred tax asset, net. . . . . . . . . . . . . . . . . . . . . . . . . .             74       1,604
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .          9,710       6,271
                                                                            -------------  -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $     170,995  $  173,028
                                                                            =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .  $      24,892  $   27,576
Tenant deposits and other liabilities. . . . . . . . . . . . . . . . . . .          6,295       7,357
Billings in excess of costs and estimated earnings on uncompleted
  contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            181         220
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         88,306     117,763
Notes payable to related parties . . . . . . . . . . . . . . . . . . . . .         12,016      10,103
Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .          1,118       1,041
                                                                            -------------  -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        132,808     164,060
                                                                            -------------  -----------

Commitments and contingencies (notes 11, 12, 13, and 21)

Stockholders' equity:
  Common stock, $.001 par value, authorized 50,000,000 shares, issued and outstanding 7,732,922 shares at December 31, 1998 and
 7,879,313 at shares at December 31, 1999. . . . . . . . . . . . . . . . .              8           8
  Preferred stock, $.001 par value, authorized 5,000,000 shares;
     no shares issued and outstanding. . . . . . . . . . . . . . . . . . .              -           -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .         21,482      22,482
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .         16,697   (  13,522)
                                                                            -------------  -----------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . .         38,187       8,968
                                                                            -------------  -----------

          Total liabilities and stockholders' equity . . . . . . . . . . .  $     170,995  $  173,028
                                                                            =============  ===========


          See accompanying notes to consolidated financial statements.
                                        F-3

                               SAXTON INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                     YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1997         1998         1999
                                                             -----------  -----------  -----------
Revenue:
Construction revenue, including Tax Credit
Partnership ("TCP") construction revenue of $21,526,
34,345 and $15,756 for the years ended 1997,
   1998 and 1999, respectively. . . . . . . . . . . . . . .  $    31,707  $    51,524  $   16,621
 Sales of homes . . . . . . . . . . . . . . . . . . . . . .       11,058       27,634     102,713
 Sales of commercial properties . . . . . . . . . . . . . .       11,540        7,823       4,901
 Rental revenue . . . . . . . . . . . . . . . . . . . . . .        3,583        3,515       3,532
 Other revenue. . . . . . . . . . . . . . . . . . . . . . .        1,508        1,676       2,365
                                                             -----------  -----------  -----------
     Total revenue. . . . . . . . . . . . . . . . . . . . .       59,396       92,172     130,132
                                                             -----------  -----------  -----------

Cost of revenue:
 Cost of construction, including TCP cost of construction
   of $17,315, $25,782, and $13,230 for the years ended
   1997, 1998 and 1999, respectively. . . . . . . . . . . .       26,981       40,863      18,986
 Write down of TCP's to fair value. . . . . . . . . . . . .            -            -      25,305
 Cost of homes sold . . . . . . . . . . . . . . . . . . . .       10,139       23,754      93,014
 Cost of commercial properties sold . . . . . . . . . . . .        7,127        7,710       6,917
 Rental operating cost. . . . . . . . . . . . . . . . . . .          724          815       1,040
                                                             -----------  -----------  -----------
     Total cost of revenue. . . . . . . . . . . . . . . . .       44,971       73,142     145,262
                                                             -----------  -----------  -----------

 Gross profit (loss)                                              14,425       19,030    ( 15,130)
                                                             -----------  -----------  -----------
 General and administrative expenses. . . . . . . . . . . .        2,746        5,042      10,721
 Depreciation and amortization. . . . . . . . . . . . . . .        1,393        1,687       2,362
                                                             -----------  -----------  -----------
     Operating income (loss)                                      10,286       12,301    ( 28,213)
                                                             -----------  -----------  -----------

Other income (expense):
 Interest expense, net of interest income of $985, $1,105
   and $843 for the years ended December 31, 1997,
   1998 and 1999 respectively                                  (  2,101)    (  1,232)    (  4,487)
 Joint venture earnings (loss)                                        16        ( 25)         (37)
                                                             -----------  -----------  -----------
     Total other expense                                        ( 2,085)     ( 1,257)      (4,524)
                                                             -----------  -----------  -----------
     Income (loss) before provision  (benefit) for
     Income taxes                                                  8,201       11,044   (  32,737)
Provision (benefit) for income taxes                               2,350        3,313      (2,518)
                                                             -----------  -----------  -----------
     Net income (loss)                                       $     5,851  $     7,731  $(  30,219)
                                                             ===========  ===========  ===========

Earnings (Loss) Per Common Share:

Basic
-----------------------------------------------------------

Net income (loss)                                            $      0.92  $      1.01  $   ( 3.90)
                                                             ===========  ===========  ===========
Weighted-average number of common shares outstanding. . . .    6,341,879    7,656,189   7,751,772
                                                             ===========  ===========  ===========

Diluted
-----------------------------------------------------------
Net income (loss)                                            $      0.92  $      1.01  $   ( 3.90)
                                                             ===========  ===========  ===========
Weighted-average number of common shares
 outstanding assuming dilution. . . . . . . . . . . . . . .    6,363,219    7,674,119   7,751,772
-----------------------------------------------------------  ===========  ===========  ===========


                    See accompanying notes to consolidated financial statements.
                                               F-4

                                    SAXTON INCORPORATED
                                     AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years ended December 31, 1997, 1998 and 1999
                                      (in thousands)

                                                           ADDITIONAL    RETAINED
                                      SHARES     COMMON     PAID-IN      EARNINGS    PARTNERS'
                                    OUTSTANDING   STOCK     CAPITAL     (DEFICIT)     CAPITAL      TOTAL
                                    -----------  -------  ------------  ----------  -----------  ----------
Balance at January 1, 1997 . . . .        4,950  $     5  $      1,014  $   5,100   $       172  $   6,291
Stock issued to Employee Stock
 Ownership Plan. . . . . . . . . .           10        -             7       (  7)            -          -
Contributions. . . . . . . . . . .            -        -             -          -           819        819
Distributions. . . . . . . . . . .            -        -             -          -     (  2,321)   (  2,321)
Purchase of partnership interests.            -        -             -          -     (    648)   (    648)
Issuance of common stock
 in connection with initial
 public offering . . . . . . . . .        2,275        3        17,320          -             -     17,323
Costs charged against the proceeds
 of the initial public offering. .            -        -     (  2,321)          -             -   (  2,321)
Issuance of 400,000 common
 stock warrants. . . . . . . . . .            -        -         1,000          -             -      1,000
Issuance of common stock for
 retirement of debt. . . . . . . .          384        -         3,650          -             -      3,650
Net income . . . . . . . . . . . .            -        -             -      3,873         1,978      5,851
                                    -----------  -------  ------------  ----------  -----------  ----------
Balance at December 31, 1997.. . .        7,619        8        20,670      8,966             -     29,644
Stock issued in connection
 with acquisition of Maxim
 Homes, Inc. . . . . . . . . . . .           42        -           338          -             -        338
Stock issued in connection
 with acquisition of Diamond Key
 Homes, Inc. . . . . . . . . . . .           72        -           474          -             -        474
Net income . . . . . . . . . . . .            -        -             -      7,731             -      7,731
                                    -----------  -------  ------------  ----------  -----------  ----------
Balance at December 31, 1998 . . .        7,733        8        21,482     16,697             -     38,187
Stock issued in connection with
 acquisition of Diamond Key
 Homes, Inc. . . . . . . . . . . .          146        -         1,000          -             -      1,000
Net loss . . . . . . . . . . . . .            -        -             -    (30,219)            -    (30,219)
                                    -----------  -------  ------------  ----------  -----------  ----------
Balance at December 31, 1999 . . .        7,879  $     8  $     22,482  $ (13,522)  $         -  $   8,968
                                    ===========  =======  ============  ==========  ===========  ==========


          See accompanying notes to consolidated financial statements.

                               SAXTON INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          YEARS  ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      1997         1998          1999
                                                                   -----------  -----------  -------------
Cash flows from operating activities:
-----------------------------------------------------------------
 Net income (loss)                                                 $    5,851   $    7,731   $(    30,219)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . .       1,393        1,687           2,362
   Write down of TCP's. . . . . . . . . . . . . . . . . . . . . .           -            -          25,305
   Gain on sales of commercial properties                            (  4,413)      (  475)        (  906)
   Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .           8          442           1,269
   Joint venture (earnings) losses.                                     (  16)          25              37
   Changes in operating assets and liabilities:
     Decrease (increase) in Due from Tax Credit
     Partnerships (held for sale at December 31, 1999)               (  1,182)   (  14,600)      (  4,066)
     Decrease (increase) in Construction contracts receivable        (  2,078)    (  6,165)         6,308
     Decrease (increase) in Costs and estimated earnings
       in excess of billings on uncompleted contracts . . . . . .    (  1,597)       1,497          1,858
     Increase in real estate properties (held for sale at
       December 31, 1999) . . . . . . . . . . . . . . . . . . . .   (  11,094)   (  46,338)     (  32,153)
     Increase in Goodwill                                                   -     (  7,877)              -
     Decrease (increase) in Deferred tax asset, net                        60           20       (  1,530)
     Decrease (increase) in Prepaid expenses and other assets        (  3,473)      10,158          2,543
     Increase in Accounts payable and accrued expenses. . . . . .         831       13,516         (2,912)
     Increase (decrease) in Billings in excess of costs and
       estimated earnings on uncompleted contracts. . . . . . . .       1,373     (  1,610)            39
     Increase in Tenant deposits and other liabilities. . . . . .       1,867        6,115          1,062
                                                                   -----------  -----------  -------------
       Net cash used in operating activities. . . . . . . . . . .     (12,470)     (35,874)      ( 31,003)
                                                                   -----------  -----------  -------------
Cash flows from investing activities:
-----------------------------------------------------------------
 Expenditures for property acquisitions and improvements             (  7,002)     (14,168)        (  358)
 Proceeds from Sales of commercial properties . . . . . . . . . .       9,360        4,983           4,901
 Increase in Notes receivable from related parties                     (  574)      (  102)             46
 Payments on Due from related parties . . . . . . . . . . . . . .          71           56              65
 Increase in Notes receivable                                        (  1,673)      (  792)      (  1,272)
 Payments from Notes receivable . . . . . . . . . . . . . . . . .       1,108        2,672               4
 Distribution from and (capital contributions to) joint ventures     (  2,254)           -       (  1,110)
 Cash paid to acquire net assets of Maxim Homes, Inc. and
   Diamond Key Homes, Inc.. . . . . . . . . . . . . . . . . . . .           -      (11,669)              -
                                                                   -----------  -----------  -------------
       Net cash (used in) provided by investing activities. . . .        (964)     (19,020)          2,276
                                                                   -----------  -----------  -------------
Cash flows from financing activities:
-----------------------------------------------------------------
 Proceeds from issuance of Notes payable. . . . . . . . . . . . .      43,148       99,933         124,616
 Principal payments on Notes payable and capital
      lease obligations                                               (40,760)   (  52,394)     (  95,236)
 Proceeds from Notes payable to related parties                         3,006        8,478           1,819
 Payments on Notes payable to related parties                        (  2,757)    (    902)     (   2,732)
 Increase in outstanding checks in excess of deposits . . . . . .           -            -           5,197
 Payments to purchase partnership interests                          (  2,804)           -               -
 Payments on subordinated dividend notes                             (  2,700)           -               -
 Capital contributions from partners  . . . . . . . . . . . . . .         819            -               -
 Net proceeds from the issuance of common stock   . . . . . . . .      17,323            -               -
 Distributions paid to partners                                        (2,321)           -               -
                                                                   -----------  -----------  -------------
       Net cash provided by financing activities. . . . . . . . .      12,954       55,115          33,664
                                                                   -----------  -----------  -------------
       Net (decrease) increase in cash and cash equivalents . . .      (  480)         221           4,937
Cash and cash equivalents:
 Beginning of year. . . . . . . . . . . . . . . . . . . . . . . .       1,590        1,110           1,331
                                                                   -----------  -----------  -------------
 End of year. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,110   $    1,331   $       6,268
                                                                   ===========  ===========  =============


          See accompanying notes to consolidated financial statements.
                               SAXTON INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (in thousands)



                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997    1998    1999
                                                               ------  ------  ------
Supplemental disclosure of cash flow information:
-------------------------------------------------------------
 Cash paid during the year for interest, net of
   amounts capitalized. . . . . . . . . . . . . . . . . . . .  $3,192  $4,024  $1,735
                                                               ======  ======  ======
 Cash paid during the year for income taxes . . . . . . . . .  $1,395  $4,947  $1,600
                                                               ======  ======  ======

Non-cash financing and investing activities:
-------------------------------------------------------------
 Properties sold in exchange for notes receivable . . . . . .  $2,180  $    -  $    -
                                                               ======  ======  ======
 Capital lease obligations recorded in connection with
   equipment acquisitions . . . . . . . . . . . . . . . . . .  $  179  $  120  $  144
                                                               ======  ======  ======
 Common stock issued to retire subordinated dividend
   notes. . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,650  $    -  $    -
                                                               ======  ======  ======
 Warrants for common stock issued to reduce
   subordinated dividend note obligations . . . . . . . . . .  $1,000  $    -  $    -
                                                               ======  ======  ======
 Amounts due from related parties offset against
   subordinated dividend notes in satisfaction of the
   respective obligations . . . . . . . . . . . . . . . . . .  $  727  $    -  $    -
                                                               ======  ======  ======
 Common stock issued to acquire net assets of
   Maxim Homes, Inc.. . . . . . . . . . . . . . . . . . . . .  $    -  $  338  $    -
                                                               ======  ======  ======
 Recognition of revenue for the prior sale of a commercial
   property which was subject to certain conditions . . . . .  $    -  $2,834  $    -
                                                               ======  ======  ======
 Amounts due from related parties applied to notes payable to
   related parties. . . . . . . . . . . . . . . . . . . . . .  $    -  $  255  $    -
                                                               ======  ======  ======
 Common stock issued to acquire net assets of
      Diamond Key Homes, Inc. . . . . . . . . . . . . . . . .  $    -  $  474  $1,000
                                                               ======  ======  ======




         See accompanying notes to consolidated financial statements.

                               SAXTON INCORPORATED
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

(1)  ORGANIZATION

     The accompanying consolidated financial statements present the financial position and results of operations and cash flow of the Company, including the accounts of Saxton Incorporated, formerly Jim Saxton, Inc. ("JSI"), seven general partnerships, three limited partnerships and nine wholly-owned corporations, Big Tyme Food Marts, Inc. ("Big Tyme"), Nevada Housing
Opportunities Manager, LLC, RealNet Commercial Brokerage Inc., Chancellor Capital, Tonopah Manager, Inc., Levitz Plaza Manager, Inc., Maxim Homes, Inc. ("Maxim"), HomeBanc Mortgage Corporation, Diamond Key Homes Inc., Diamond Key Construction, LLC ("Diamond Key") and all the partnerships included in the combination (predecessor partnerships) which are, or were before the initial public offering (as defined below) under the common management of Saxton Incorporated or executive officers of Saxton Incorporated. Such consolidated group is collectively referred to as "Saxton Incorporated and Subsidiaries" ("Saxton" or the "Company"). After the Company's initial public offering in June 1997, the Company owned 100% of the economic interests in the partnerships. Therefore, the partnerships were dissolved by operation of law and all assets, subject to all liabilities, of such partnerships were transferred to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis  of  Accounting

     The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced a slowdown of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000 primarily, due to a shortage of available cash flow. The Company presently is unable to pay interest or principal amounts outstanding on notes payable and all notes payable were in default at December 31, 1999. The Company is currently negotiating with lenders to for bear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of forbearance or other satisfactory restructuring of the outstanding notes payable, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the note agreements, including foreclosure of their security interest in the Company's assets. The aforementioned facts and circumstances have raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

     The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, $10.9 million in cash, a portion of which was borrowed funds; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; over-expansion; and the Company's failure to adequately monitor and manage its cash flow.

     In the first quarter of 2000, the Company hired outside consultants and legal expertise to assist in formulating and negotiating a workout business plan (the "Workout Plan"). The key elements of the Workout Plan are: to establish adequate cash management controls and to accelerate the retirement of debt, especially higher interest rate debt, by raising additional capital from sources other than the sale of homes, such as the sale of land held for development and for sale and operating properties, and to negotiate forbearance agreements with the lenders. The Company believes that the proposed Workout Plan will help the Company focus on operations, including improved cash management and monitoring of cash flows and completion of construction and sales of existing projects. See
Note 24 for subsequent events.

     Although the Company believes that the Workout Plan will allow the Company to avoid filing, or being forced into, bankruptcy, there can be no assurances that the Workout Plan will be approved by the Company's creditors and subcontractors or, that if approved, the Company will be able to successfully take the steps necessary under the Workout Plan to avoid filing, or being forced into, bankruptcy. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded assets or its classifications of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     Concurrently with the sale of these shares in the Offering, the Company consummated a 1 for 0.51312 reverse stock split and effected a plan of reorganization. All share and per share data included in the accompanying consolidated financial statements give effect to the reverse stock split.

     The Company is engaged in the acquisition, design, development, construction, ownership and operation of real property located in the fast growing markets of Las Vegas, Phoenix, Salt Lake City, Reno and Tucson. The properties consist of industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation  and  Basis  of  Presentation

    The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Real  Estate  Properties

     Real estate operating properties are stated at cost less accumulated depreciation. Costs incurred for acquisition and betterment of the property are capitalized. Repair and maintenance costs are expensed as incurred. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the fourth quarter of 1999, the Company, due to liquidity requirements, has determined that all properties are available for sale and has classified them as held for sale at December 31, 1999. Accordingly, all properties have been written down to the lower of cost or fair value, less selling expenses.

     The Company capitalizes interest costs and real estate taxes in connection with properties that are under development. Capitalization of interest costs and real estate taxes is discontinued when a project is substantially complete and ready for its intended use. The Company incurred interest costs of approximately $4,245,000, $7,196,000 and $12,986,000 for the years ended December 31, 1997,
1998 and 1999, respectively, of which the Company capitalized approximately $1,159,000, $4,859,000 and $7,656,000 for the years ended December 31, 1997,
1998  and  1999,  respectively.

Impairment  of  Long-Lived  Assets

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("SFAS 121") on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, long lived assets to be disposed of are to be recorded at the lower of cost or fair value, less selling expenses. See notes 6 and 9 for write down of TCP receivables and investment in joint ventures.

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

Cash  Equivalents

     The Company considers all highly liquid debt instruments with original maturities, at the date of purchase, of three months or less to be cash equivalents. Included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet at December 31, 1999 is $5.2 million of outstanding checks in excess of deposits.

Investments  in  Joint  Ventures  (held  for  sale  at  December  31,  1999)

     The equity method of accounting is used for investments in entities in which the Company has the ability to exercise significant influence over operating and financial policies. Under the equity method of accounting, the Company recognizes its share of the net earnings or losses of these entities as earned or incurred, increases the carrying value of its investment by the amount of contributions made and reduces the carrying value of its investment by the amount of all distributions received at December 31, 1999. The investments have been recorded at the lower of cost or fair value, less selling expenses, as they are held for sale at December 31, 1999.

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

     The following table reconciles the net income (loss) applicable to common stockholders, Basic and Diluted shares and EPS for 1998 and 1999:

                                                 YEAR ENDED DECEMBER 31, 1997
                                               ------------------------------------
                                                                           PER-SHARE
                                                   INCOME        SHARES     AMOUNT
                                               ---------------  ---------  --------
                                                (in thousands)
BASIC EPS
Net income applicable to common stockholders.  $        5,851   6,341,879  $  0.92
                                                                           ========
Effect of dilutive securities:
   Stock options. . . . . . . . . . . . . . .               -      21,340
                                               ---------------  ---------
DILUTED EPS
Net income applicable to common stockholders
    and assumed conversions . . . . . . . . .  $        5,851   6,363,219  $  0.92
                                               ===============  =========  ========


                                                 YEAR ENDED DECEMBER 31, 1998
                                               ------------------------------------
                                                                           PER-SHARE
                                                   INCOME        SHARES     AMOUNT
                                               ---------------  ---------  --------
                                                (in thousands)
BASIC EPS
Net income applicable to common stockholders.  $        7,731   7,656,189  $  1.01
                                                                           ========
Effect of dilutive securities:
   Stock options. . . . . . . . . . . . . . .               -      17,930
                                               ---------------  ---------
DILUTED EPS
Net income applicable to common stockholders
    and assumed conversions . . . . . . . . .  $        7,731   7,674,119  $  1.01
                                               ===============  =========  ========


                                                     YEAR ENDED DECEMBER 31, 1999
                                               ------------------------------------
                                                                           PER-SHARE
                                                     LOSS         SHARES    AMOUNT
                                               ------------------------------------
                                               (in thousands)
BASIC EPS
Net loss applicable to common stockholders. .  $      (30,219)  7,751,772  $ (3.90)
                                                                           ========
Effect of dilutive securities:
   Stock options. . . . . . . . . . . . . . .               -           -
                                               ---------------  ---------
DILUTED EPS
Net loss applicable to common stockholders
    and assumed conversions . . . . . . . . .  $      (30,219)  7,751,772  $ (3.90)
                                               ===============  =========  ========

     The Company had options and warrants outstanding to purchase Common Stock that were excluded from the computation of diluted EPS since their exercise price was greater than the average market price. The antidilutive options and warrants outstanding for December 31, 1998 and 1999 were 115,650 and 693,165, respectively.

Stock  Options

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

     On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of all TCP properties.

Recent  Accounting  Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities and the measurement of derivative instruments at fair value. SFAS 133, as amended, is effective for all quarters in fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

Reclassifications

     Certain amounts in prior periods have been reclassified to conform to the current period's presentation.

(3)  ACQUISITIONS

     On March 20, 1998, the Company acquired all of the capital stock of Maxim, a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration, totaling $1,131,000, paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares at valued $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash. No earn-out payments were required to be paid and no earn-out payments were made during 1999.

     On November 13, 1998, the Company acquired the outstanding capital stock and ownership interests of Diamond Key and certain related entities for approximately $12.9 million. The purchase was accounted for using the purchase method of accounting and the price was approximately $10,876,000 paid in cash at closing, approximately $250,000 which was paid in 1999, with an additional amount of $2,000,000 to be paid 50% in cash and 50% in the Company's Common Stock one year from the date of closing. On November 15, 1999, one year from the date of closing and pursuant to the purchase agreement, the Company issued 146,391 shares of the Company's Common Stock to fulfill the stock payment obligation. Of the $1.0 million to be paid in cash, $300,000 has been paid through December 31, 1999 and the remainder has been recorded as a note payable for $700,000, which was due on May 3, 2000 at an interest rate of 18.0% per annum, which has not yet been paid.

     On December 22, 1998, the Company acquired the outstanding capital stock of HomeBanc Mortgage Corporation ("HomeBanc"). The purchase was accounted for using the purchase method of accounting and the price was $474,000 paid in the form of 71,500 shares of Saxton Common Stock at closing.

     Goodwill related to the acquisitions of Maxim,  Diamond Key  and  HomeBanc,
totalling  approximately  $8.0  million  is  amortized  over  15  years.   The
operations of these three acquisitions were included in the Company's Consolidated Statements of Operations since their acquisition dates.

     Revenues as a percentage of total revenues generated by geographic location are as follows:

                         DECEMBER 31,
                  ----------------------------
                    1997      1998      1999
                  --------  --------  --------
Nevada. . . . . .    100.0%     82.4%     42.9%
Utah. .  . . . . .       -       9.4       8.0
Arizona . . . . .        -       8.2      49.1
                  --------  --------  --------
  Total . . . . .    100.0%    100.0%    100.0%
                  ========  ========  ========
-----------------

     The following represents summary unaudited pro forma information as if the Diamond Key acquisition ("Acquisition") had occurred as of January 1, 1997. The summary unaudited pro forma information below combines the actual results of the Company and the results of Diamond Key before the Acquisition and reflects increased amortization and goodwill, increased interest expense and certain income tax adjustments related to the Acquisition that would have been incurred had the Acquisition occurred on such date. The unaudited summary pro forma information is not necessarily indicative of the results of operations of the Company had the Acquisition occurred on such date, nor is it necessarily indicative of future results. Unaudited pro forma information is as follows (in thousands):

                               YEAR ENDED DECEMBER 31,
                               -----------------------
                                  1997    1998
                               --------  -------------
Pro forma combined net income .  $5,477  $10,171
Basic earnings per common share  $ 0.86  $  1.33

(4)  REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                       ACCUMULATED
                                       DEPRECIATION
                                            AND
                           COST        AMORTIZATION     NET
                       -------------  --------------  -------
December 31, 1997:
  Buildings . . . . .  $      21,257  $    (  2,630)  $18,627
  Tenant improvements            886         (  154)      732
  Land. . . . . . . .          6,574              -     6,574
                       -------------  --------------  -------
                       $      28,717  $      (2,784)  $25,933
                       =============  ==============  =======

December 31, 1998:
  Buildings . . . . .  $      19,530  $    (  3,108)  $16,422
  Tenant improvements            761         (  188)      573
  Land. . . . . . . .          6,122              -     6,122
                       -------------  --------------  -------
                       $      26,413  $      (3,296)  $23,117
                       =============  ==============  =======

December 31, 1999:
  Buildings . . . . .  $      24,384  $    (  3,470)  $20,914
  Tenant improvements            730         (  116)      614
  Land. . . . . . . .          6,687              -     6,687
                       -------------  --------------  -------
                       $      31,801  $      (3,586)  $28,215
                       =============  ==============  =======



     Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was approximately $635,000, $730,000 and $775,000, respectively, for the above assets. For further information on real estate properties, see Note 19. At December 31, 1999, these properties are recorded at the lower of cost or fair value, less selling expenses, due to their classification as held for sale.

(5)  DUE  FROM  RELATED  PARTIES

     Amounts due from related parties consist of receivables primarily from stockholders of the Company. The receivables are unsecured, bear no interest and are payable on demand. Due from related parties at December 31, 1999, was $26,000, compared to $154,000 at December 31, 1998.

(6)  DUE  FROM  TAX  CREDIT  PARTNERSHIPS

     Amounts due from Tax Credit Partnerships ("TCP") relate to developer fees and accrued interest receivable thereon, land acquisition and construction costs receivable pertaining to low-income housing tax credit projects of the Company at various stages of completion. All eight of the Tax Credit projects were located in the Las Vegas, Nevada area at December 31, 1998 and 1999 except one project under development in Reno, Nevada and one project under development in West Haven, Utah at December 31, 1999.

     Tax Credit Partnerships are limited partnerships formed for the purpose of constructing, owning and operating eligible low-income housing projects (as defined under Section 42(d) of the Code). The Company generally retains approximately a 1% or less general partnership interest and sells the remaining 99% to a large institutional investor, which in turn, publicly syndicates the interest to third-party purchasers. These third-party purchasers acquire the limited partnership interests to receive tax credits. Amounts due from Tax Credit Partnerships will be collected from loan proceeds, contributions from partners and cash flow from operations and consist of the following (in thousands):

                                        DECEMBER 31,
                                    --------------------
                                       1998         1999
                                    -------  -----------
Developer fees receivable (1). . .  $13,364  $    17,991
Land acquisition and construction
 costs receivable. . . . . . . . .   17,868       17,760
Write down of TCP receivables. . .        -   (  23,904)
Accrued interest receivable. . . .      765          740
                                    -------  -----------
                                    $31,997  $    12,587
                                    =======  ===========


(1)     Developer  fees  receivable  are  supported  by  notes  receivable.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position and has determined that the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at December 31, 1999 and are actively being marketed for sale. Therefore, at December 31, 1999, the amounts are recorded at the lower of cost or fair value, less selling expenses even though the estimated future cash flows exceeded the gross recievable balance at December 31, 1999. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties. This valuation indicated a fair value of $14.8 million, resulting in a write down of the Tax Credit partnership receivables by $23.9 million and a write down of the investments in these projects by $1.7 million (See Note 9).

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements.

(7)  NOTES  RECEIVABLE

     Notes  receivable  consist  of  the  following  (in  thousands):

                                                                        DECEMBER 31,
                                                                        ------------
                                                                         1998   1999
                                                                        ------  -----
Promissory notes from nonaffiliated entities, bearing interest at
 11.0%, secured by a deed of trust, due May 2005 . . . . . . . . . . .  $   68  $   -
Promissory note from a nonaffiliated entity, bearing interest at
 10.0%, due January 2000, secured by deed of trust . . . . . . . . . .     250    936
Promissory notes from nonaffiliated entities, bearing interest ranging between 0% and 11%, with generally no scheduled maturity dates,
 $19 of which are secured by deeds of trust                                682      -
                                                                        ------  -----
                                                                        $1,000  $ 936
                                                                        ======  =====

(8)  CONSTRUCTION  CONTRACTS

     Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $155,000 and $146,000 at December 31, 1998 and 1999, respectively. Based on anticipated completion dates, the 1999 retentions are expected to be collected in 2000.

     Accounts payable and accrued expenses include amounts retained pending subcontract completion aggregating approximately $3,060,000 and $3,458,000 at December 31, 1998 and 1999, respectively.

     Costs and estimated earnings in excess of billings, net on uncompleted contracts are summarized as follows (in thousands):

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                      1998        1999
                                                                   ----------  ----------
Costs incurred to date. . . . . . . . . . . . . . . . . . . . . .  $  98,470   $ 110,418
Estimated earnings to date. . . . . . . . . . . . . . . . . . . .     30,694      34,902
                                                                   ----------  ----------
                                                                     129,164     145,320
Less billings to date . . . . . . . . . . . . . . . . . . . . . .   (126,727)   (144,780)
                                                                   ----------  ----------
Costs and estimated earnings in excess of billings on completed contracts, (billings in excess of costs and estimated earnings on
uncompleted contracts), net . . . . . . . . . . . . . . . . . . .  $   2,437   $    (540)
                                                                   ==========  ==========

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Consolidated Balance Sheets as follows (in thousands):

                                                                      DECEMBER 31,
                                                                     ---------------
                                                                       1998   1999
                                                                     -------  ------
Costs and estimated earnings in excess of  billings on
 uncompleted contracts. . . . . . . . . . . . . . . . . . . . . . .  $2,618   $ 760
Billings in excess of costs and estimated  earnings on
 uncompleted contracts. . . . . . . . . . . . . . . . . . . . . . .    (181)   (220)
                                                                     -------  ------
Costs and estimated earnings in excess of billings on completed
contracts, (billings in excess of   costs and estimated earnings on
uncompleted contracts), net . . . . . . . . . . . . . . . . . . . .  $2,437   $(540)
                                                                     =======  ======

    The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed on the respective construction contracts. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

(9)  INVESTMENTS  IN  JOINT  VENTURES

     The Company participates in several real estate development joint ventures, primarily TCP's. The joint ventures have projects at various stages of completion and development. The Company provides development and construction services to these joint ventures. The Company's interests in these joint ventures range from up to 1% to 50%. Summary financial information for the joint ventures is as follows (in thousands):

                                                                      DECEMBER 31,
                                                                    -----------------
FINANCIAL POSITION                                                   1998      1999
------------------                                                  -------  --------

Real estate properties . . . . . . . . . . . . . . . . . . . . . .  $93,937  $126,074
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,817     3,272
                                                                    -------  --------
          Total assets . . . . . . . . . . . . . . . . . . . . . .   97,754   129,346

Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .   64,613    83,274
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .   24,717    40,052
                                                                    -------  --------
          Net assets . . . . . . . . . . . . . . . . . . . . . . .  $ 8,424  $  6,020
                                                                    =======  ========

Company's share of net assets, net of write down of $1,666 in 1999  $ 3,577  $  3,249
                                                                    =======  ========

     During the fourth quarter of 1999, the Company's share of net assets was written down to the lower of cost or fair value, less selling expenses, due to their designation as "held for sale."

                                              YEARS ENDED   DECEMBER 31,
                                        ----------------------------------
RESULTS OF OPERATIONS                      1997        1998        1999
---------------------                   ----------  ----------  ----------
Rental revenues for joint ventures . .  $   6,079   $   8,730   $  10,286
Interest expense . . . . . . . . . . .   (  3,749)   (  4,231)   (  5,248)
Other expense. . . . . . . . . . . . .     (5,028)     (7,154)     (9,355)
                                        ----------  ----------  ----------
     Net loss. . . . . . . . . . . . .  $  (2,698)  $  (2,655)  $  (4,317)
                                        ==========  ==========  ==========

Company's share of net earnings (loss)  $      16   $     (25)  $     (37)
                                        ==========  ==========  ==========

(10)  PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                                 1998     1999
                                                        -------------  -------
Rental and other accounts receivable . . . . . . . . .  $         575  $ 2,036
Development costs. . . . . . . . . . . . . . . . . . .          2,598      151
Income tax benefit . . . . . . . . . . . . . . . . . .              -        -
Furniture and equipment, net . . . . . . . . . . . . .          1,379    1,368
Option and escrow deposits and impounds. . . . . . . .          3,087    1,319
Inventories. . . . . . . . . . . . . . . . . . . . . .            101        -
Other assets, primarily prepaid expenses and loan fees          1,970    1,397
                                                        -------------  -------
                                                        $       9,710  $ 6,271
                                                        =============  =======

(11)  NOTES  PAYABLE

Notes  payable  consist  of  the  following  (in  thousands):

                                              OUTSTANDING BALANCE                                    APPROXIMATE
                                                  AT DECEMBER 31,     INTEREST       MATURITY          MONTHLY
                                                  1998      1999       RATES          DATES            PAYMENTS
                                                  -----------------  ------------  --------------  ---------------
Notes payable to various financial institutions,
 collateralized by first trust deeds on real
 property with a carrying value of $128.3                                           February 2007 -
 million at December 31, 1999. . . . . . . . . .  $64,338  $ 84,722   7.9% - 15.3%  November 2027      $    656

Notes payable to various financial institutions,                                    February 2000 -
 unsecured . . . . . . . . . . . . . . . . . . .    1,990     2,108   9.5% - 10.5%  December 2000            17

Notes payable to various financial institutions,
 collateralized by other collateral.  Includes
 $521,000 collateralized by Common Stock
 personally owned by the Company's President
 and principal stockholder, James C. Saxton.
 Includes $1.3 million collateralized by
 receivables and includes $1.3 million payable
 at December 31, 1999 to VOA to acquire                                             January 2000 -
 interests in VOA's tax credit partnerships. . .    6,103     3,146   9.0% - 11.0%  January 2002             15
                                                  -------  --------

   Subtotal of various financial
    institutions . . . . . . . . . . . . . . .     72,431    89,976
                                                  -------  --------

Notes payable to various individuals, secured by                                    December 1999 -
 first trust deeds on real property . . . . .      14,375    14,132   0.0% - 20.0%  September 2000          202

Notes payable to various individuals,                                               December 1999 -
 unsecured     . . . . . . . . . . . . . . .          500     6,355  12.0% - 30.0%  September 2000          112

Notes payable to various individuals,
 collateralized by other collateral, including
 $1.6 million collateralized by Common Stock
 personally owned by the Company's President
 and principal stockholder, James C. Saxton
 (See Note 12.)  Also includes $5.7 million
 collateralized by second deeds of trust on
 commercial properties owned by the                                                  September 2000 -
 by the Company  . . . . . . . . . . . . . .        1,000     7,300           20.0%  December 2000          125
                                                  -------  --------

   Subtotal of notes payable to
    various individuals . . . . . . . . . . .      15,875    27,787
                                                  -------  --------

   Total . . . . . . . . . . . . . . . . . . .    $88,306  $117,763
                                                  =======  ========

     All of the above notes payable were in default but not in foreclosure at December 31, 1999.

     The Company had 11 properties in foreclosure as of May 12, 2000, with the first potential foreclosure sale date on June 12, 2000. The Company is attempting to prevent foreclosure sales by completing pending property sales and other sales, which could provide sufficient cash flows to payoff the related debt. There can be no assurance that the Company will be successful in preventing the foreclosure sales of these properties.

     The properties in foreclosure as of May 12, 2000 and their related debt outstanding at December 31, 1999 are as follows:

                      COLLATERAL             AMOUNT
                      CARRYING VALUE         OUTSTANDING            FORECLOSURE TRUSTEE
PROPERTY              AT DECEMBER 31, 1999   AT DECEMBER 31, 1999   SALE DATE
--------------------  ---------------------  ---------------------  --------------------
Smoke Ranch           $           2,531,000  $           1,498,844  June 12, 2000
Madre Mesa North
and South . . . . .               3,699,000              1,328,902  June 22, 2000
Oquirrh Park II. . .              4,575,000              2,500,000            N/A
Sahara Vista B. . .               6,612,000              3,731,691  June 26, 2000
Regency Plaza. . . .              2,732,000              1,495,292  June 29, 2000
Suncliff V (1) . . .                899,000              1,707,655  June 16, 2000
El Mirage (1). . . .              2,515,000              1,950,000  June 16, 2000
Sahara West. . . . .              1,854,000              1,451,153            N/A
Sahara Vista A (2) .              4,809,000              3,948,647            N/A
Silver Springs C (3)              7,083,000              4,142,629            N/A
                      ---------------------  ---------------------
  Total               $          37,309,000  $         23,754,813
                      =====================  =====================

(1)     Property  is  sold  effective  May  12, 2000 with the debt assumed by buyer. The outstanding  balance  of the loan in foreclosure for Suncliff V was $707,655 at
        December 31,  1999.
(2)     The  Company  has  negotiated  a  forbearance  until  August  1,  2000.
(3)     The  Company  has  agreed  to terms with the lender that will allow this loan to become  current  and  in  use  by  the  Company  as a homebuilding production loan.  The outstanding  balance  on  the  loan  in foreclosure was $4,066,000 at December 31, 1999.

     For the notes payable with maturity dates in 2000, management is negotiating refinancing alternatives with the applicable lenders. See Note 1 for a discussion of management's plans to mitigate this situation.

     On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 8.50% at December 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of December 31, 1999, the Company had outstanding indebtedness of $1,479,000 maturing on August 1, 2000 and $450,000 maturing on March 12, 2000 for a total indebtedness of $1,929,000 (included in notes payable to financial institutions). Under the terms of the agreement, the Company is required to meet certain financial covenants. At December 31, 1999, the Company was in default on this loan.

     On February 9, 1998, the Company entered into a $10,000,000 revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1,000,000 was payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. The due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1998 and 1999, the Company had outstanding indebtedness of $5,000,000 and $7,416,000, respectively (included in notes payable to financial institutions). At December 31, 1999, the Company was in default on this line of credit.

     The approximate principal maturities of notes payable outstanding as of December 31, 1999 are as follows (in thousands):

Year ending December 31,
 2000. . . . . . . . . .  $92,290
 2001. . . . . . . . . .    5,008
 2002. . . . . . . . . .    1,733
 2003. . . . . . . . . .        -
 2004. . . . . . . . . .    2,269
 Thereafter. . . . . . .   16,463
                          -------
                         $117,763
                          =======



(12)  NOTES  PAYABLE  TO  RELATED  PARTIES  AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain stockholders, officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 19.0%, with all amounts due at various dates in 2000. During the first quarter of 1999, the Company borrowed $724,000 and $300,000 from the Company's President and principal stockholder, James C. Saxton. The notes matured on February 1, 2000 and bear interest at 19.0% and 18.0% per annum, respectively. At December 31, 1999, the outstanding balances were $724,000 and $300,000, respectively and these loans were in default.

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company has paid Mr. Clark $300,000 through December 31, 1999, and the remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000 of which $225,000 was paid in 2000.

     During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares of Common Stock, or 6.9% of the Company's outstanding shares as of December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at December 31, 1999 was $613,000. At December 31, 1999, these loans were in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of common stock, or approximately 44.1% of the Company's outstanding shares at December 31, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton, aggregating $7,575,000, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at December 31, 1999 was $6.0 million. As of December 31, 1999, these loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

(13)  LEASE  OBLIGATIONS

     The Company is obligated under various capital leases for equipment and vehicles that expire at various dates over the next five years. These equipment and vehicle leases require minimum payments aggregating approximately $44,000 per month with interest rates ranging from 7.9% to 16.5%.

     The Company is party to a sale and leaseback agreement for a convenience store that the Company constructed and the related land. The lease is for a 20-year period, which expires in 2015, but the Company has four 5-year options to extend. The land portion of the leaseback has been classified as an operating lease and the building portion of the leaseback has been classified as a capital lease in accordance with SFAS No. 13, Accounting for Leases. The book value of the land of approximately $709,000 was removed from the accounts and the related gain on the sale of approximately $103,000 was deferred. The deferred gain is being recognized over the lease term. In July 1999, the Company sold its operations and the assets of this convenience store for $350,000 and agreed to sublease the premises. The sublease incorporated the terms and provisions of the original sale and leaseback agreement. The Company recorded a lease receivable of approximately $664,000 from this sublease, which was equivalent to the lease payable at the time of the sale. The net book value of the building of approximately $607,000, the related deferred gain on the building of $93,000 and the assets of the convenience store of $207,000 were removed from the accounts. The future minimum lease payments have been included in the table below.

     At the end of 1996, the Company sold a property to a third party that the Company leased back under a master lease agreement requiring monthly payments of approximately $20,700 until the property reached a certain level of occupancy. The Company had accounted for this transaction using the deposit method. During 1998, the master lease agreement was terminated and the Company removed the deposit liability of approximately $2,675,000 and recognized the sale of the property of approximately $2,832,000. There was no activity regarding this transaction during 1999.

     Future minimum lease payments under lease obligations, excluding contingent rents, are as follows at December 31, 1999 (in thousands):

                                                                                 CAPITAL   OPERATING
                                                                       TOTAL     PORTION    PORTION
                                                                     ---------  ----------  --------
Year ending December 31:
  2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    504   $      403  $    101
  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       321          218       103
  2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       269          164       105
  2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       235          128       107
  2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       217          108       109
  Thereafter. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,377        1,170     1,207
                                                                     ---------  ----------  --------
          Total minimum payments. . . . . . . . . . . . . . . . . .  $  3,923        2,191  $  1,732
                                                                     =========              ========
Amount representing interest  (at rates ranging from 7.9% to 16.5%)                 (1,150)
                                                                                  ---------
Long-term capital lease obligations . . . . . . . . . . . . . . . .               $  1,041
                                                                                  =========

Assets  leased  under  capital  leases  consist of the following (in thousands):

                                                      DECEMBER 31,
                                                ----------------------
                                                     1998        1999
                                                --------------  ------
Operating properties . . . . . . . . . . . . .  $         589   $   -
Equipment. . . . . . . . . . . . . . . . . . .            671     738
                                                --------------  ------
                                                        1,260     738
Less accumulated depreciation and amortization           (361)   (420)
                                                --------------  ------
                                                $         899   $ 318
                                                ==============  ======

     Amortization of assets held under capital leases is included with depreciation expense.

(14)  RENTAL  INCOME

     Operating properties are leased to tenants under various arrangements classified as operating leases. The leases provide for rent and reimbursement of various common area maintenance charges paid by the Company. Minimum future rentals (excluding percentage rents and renewal options) on non-cancelable leases are as follows at December 31, 1999 (in thousands):

Year ending December 31,
2000. . . . . . . . . . .  $2,527
2001. . . . . . . . . . .   2,538
2002. . . . . . . . . . .   1,934
2003. . . . . . . . . . .   1,563
2004. . . . . . . . . . .   1,368
Thereafter. . . . . . . .   5,488
                           ------
                           15,418
                           ======

     Approximately 23%, 33% and 29% for the years ended 1997, 1998 and 1999, respectively, of each year's rental revenue reflected in the accompanying consolidated financial statements is derived from one tenant.

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

     An "employee stock ownership plan" (as defined in Section 407(d)(6) of the Employee Retirement Security Act of 1974 ("ERISA") and Section 4975(e)(7) of the Internal Revenue Code) is designed to invest primarily in "qualifying employer securities." The account balances of participants in the Profit Sharing Plan transferred to the ESOP Trust have been invested by the ESOP Trust in the Company's Common Stock. Thereafter, the Company may make periodic contributions to the ESOP Trust out of its net profits in amounts determined by the Board of Directors, which contributions may be made in cash or in shares of the Company's Common Stock. Amounts contributed in cash will be used to purchase shares of the Company's Common Stock.

     Participants in the Profit Sharing Plan on December 31, 1995 were immediately eligible to participate in the ESOP. All other employees become eligible to participate in the ESOP on the date coinciding with or next following the date the employee completes one year of service with the Company. Contributions by the Company to the ESOP for the benefit of a participating employee vest over a seven-year period of participation in the ESOP and are held in trust until distributed pursuant to the terms of the ESOP. The Company has made no contributions to the Plan for the years ended 1997, 1998 and 1999.

     On February 16, 2000, the Board of Directors unanimously approved the termination of the ESOP plan effective December 31, 2000. The remaining ESOP plan shares will be distributed to the eligible participants during 2000, pursuant to the plan's provisions.

(16)  STOCK  OPTIONS

     In December 1994, the Company granted options to purchase an aggregate of 127,907 shares of Common Stock to various officers and other key employees under separate letter agreements. In 1995, options to purchase 23,497 shares lapsed without vesting upon certain employees' termination of employment with the Company. In 1998 and 1999, options to purchase 5,112 shares and 983 shares, respectively, lapsed upon certain employees' termination of employment with the Company. Options granted to one officer of the Company vested 20% on December 29, 1995, 30% on December 29, 1996 and 50% on December 29, 1997. The remaining options vest 20% per year on December 29th for five years beginning December 29, 1995. All options are exercisable from the date of vesting through December 28, 2004 at an exercise price of $6.10 per share.

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock, up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. As of December 31, 1999, the Company has outstanding 397,750 stock options to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and December 23, 2009. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employees the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998. Employees holding 148,300 of stock options elected to reprice on January 2, 1998. As of December 31, 1999, stock options had been granted with exercise prices ranging from $2.625 per share to $8.375 per share.

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

     Under the Director Plan, each person who becomes a non-employee director is automatically granted, as of the date of his election or appointment to the Board of Directors, an initial option to purchase 500 shares of Common Stock. On the first trading day of each April commencing with April 1998, each non-employee director then serving on the Board of Directors and who has served for at least three months is granted an option to purchase an additional 500 shares of Common Stock. Options granted under the Director Plan have an exercise price equal to the fair value of the shares on the date of grant and are generally exercisable one year from the date of grant. Options granted under the Director Plan have a term of 10 years from the date of grant and are not transferable other than by will or the laws of descent and distribution. As of December 31, 1999, there were 5,500 stock options outstanding to non-employee directors pursuant to the Director Plan, and they will expire between June 30, 2007 and June 7, 2009. Of the 5,500 stock options outstanding under the Director Plan, 3,000 are 100% vested and exercisable. Stock option grant prices range from $5.63 per share to $8.25 per share under the Director Plan.

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

Stock options granted under the Company's Option Plan are qualified stock options that: (i) are generally granted at prices which are equal to the fair value of the stock on the date of grant; (ii) are subject to a grantee's continued employment with the Company and vest over a five year period; and
(iii) expire ten years (plus six months for some options granted during 1997) subsequent to the award.

     A summary of the status of the Company's stock options granted under the Option Plan as of December 31, 1997, 1998 and 1999 and the activity is presented below:

                                                              WEIGHTED-
                                                               AVERAGE
                                           SHARES           EXERCISE PRICE
                                           ---------------  ---------------
Outstanding at January 1, 1997. . . . . .               -   $             -
Granted . . . . . . . . . . . . . . . . .         278,500              8.25
Exercised . . . . . . . . . . . . . . . .               -                 -
(Forfeited) . . . . . . . . . . . . . . .         (52,400)             8.25
                                           ---------------
Outstanding at end of year. . . . . . . .         226,100              8.25
                                           ===============

Options exercisable at December 31, 1997.               -                 -
                                           ===============

                                                                  WEIGHTED-
                                                                    AVERAGE
                                                 SHARES      EXERCISE PRICE
                                           ---------------  ---------------
Outstanding at January 1, 1998. . . . . .         226,100   $          8.25
Granted . . . . . . . . . . . . . . . . .         401,450              6.78
Exercised . . . . . . . . . . . . . . . .               -                 -
(Forfeited) . . . . . . . . . . . . . . .        (125,400)             7.73
                                           ---------------
Outstanding at end of year. . . . . . . .         502,150              6.84
                                           ===============

Options exercisable at December 31, 1998.          10,680              8.05
                                           ===============

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                   SHARES    EXERCISE PRICE
                                           ---------------  ---------------
Outstanding at January 1, 1999. . . . . .         502,150   $          8.05
Granted . . . . . . . . . . . . . . . . .         134,300              5.26
Exercised . . . . . . . . . . . . . . . .               -                 -
(Forfeited) . . . . . . . . . . . . . . .        (238,700)             6.72
                                           ---------------
Outstanding at end of year. . . . . . . .         397,750              6.42
                                           ===============

Options exercisable at December 31, 1999.          72,240              7.14
                                           ===============

   The fair value of each option granted during 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) dividend yield of zero; (ii) expected volatility of 48.6%; (iii) risk-free interest rate of 6.5% for 1999; and (iv) expected life of 5 years. The weighted-average fair value of options granted during 1999 was $3.21. The remaining weighted-average life of the options outstanding at December 31, 1999 was 8.62 years with an exercise price range of $2.625 to $8.375.

   No compensation cost is recorded in the accompanying Consolidated Statements of Operations for 1997, 1998 or 1999. Had compensation cost for the Company's grants for stock options been determined consistent with SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per common share would approximate the pro forma amounts below (in thousands, except per share amounts):

                                                  DECEMBER 31, 1997          DECEMBER 31, 1998          DECEMBER 31, 1999
                                              ------------------------  ------------------------  --------------------------
                                              AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA
                                              ------------  ----------  ------------  ----------  -------------  -----------
Net income (loss) applicable to Common Stock  $      5,851  $    5,714  $      7,731  $    7,541  $  (  30,219)  $  (30,394)
Net income (loss) per common share:
    Basic EPS. . . . . . . . . . . . . . . .  $       0.92  $     0.90  $       1.01  $     0.98  $  (    3.84)  $  (  3.86)
    Diluted EPS. . . . . . . . . . . . . . .  $       0.92  $     0.90  $       1.01  $     0.98  $  (    3.84)  $  (  3.86)

 (17)  INCOME  TAXES

     Income tax expense (benefit) in the accompanying consolidated statements of operations include the following amounts for the years ended December 31, 1997, 1998 and 1999 (in thousands):

             1997     1998      1999
            ------  --------  ----------
Federal:
  Current.  $1,498  $  3,364  $(  1,936)
  Deferred     852   (  113)     (  468)
State:
  Current.       -        55          -
  Deferred       -         7       (114)
            ------  --------  ----------
     Total  $2,350  $  3,313  $  (2,518)
            ======  ========  ==========

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before taxes. The sources and tax effects of the differences at December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                 1997     1998       1999
                                               --------  -------  -----------
Computed "expected" federal income tax
 expense (benefit). . . . . . . . . . . . . .  $  2,788  $3,765   $(  11,131)
Earnings of combined entities not subject to
  taxation. . . . . . . . . . . . . . . . . .   (  496)       -            -
Change in valuation allowance . . . . . . . .         -       -        8,652
Other . . . . . . . . . . . . . . . . . . . .        58  (  452)   (      39)
                                               --------  -------  -----------
Provision (benefit) for income taxes. . . . .  $  2,350  $3,313   $(   2,518)
                                               ========  =======  ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows (in thousands):

                                          1998      1999
                                        --------  ---------
Deferred tax assets:
 Net operating loss. . . . . . . . . .  $     -   $  1,728
 Write down of TCP's and other assets.        -      8,652
 Write down of land held for sale. . .        -        924
 Other . . . . . . . . . . . . . . . .       74        403
                                        --------  ---------
   Total deferred tax assets . . . . .       74     11,707
                                        --------  ---------
 Valuation allowance . . . . . . . . .        -    ( 8,652)
                                        --------  ---------
   Net deferred tax assets . . . . . .       74      3,055
Deferred tax liabilities:
   Depreciation/amortization . . . . .   (  247)    (  524)
   Capitalization of expenses. . . . .    ( 419)     ( 927)
                                        --------  ---------
       Total deferred tax liabilities.     (666)    (1,451)
                                        --------  ---------
Net deferred tax assets (liabilities).  $  (592)  $  1,604
                                        ========  =========


     A valuation allowance has been recorded for the write down of the TCP's since the realization of the asset may not be raelized until the related asset is sold and management cannot estimate when the asset will be sold, if at all. Therefore, it is not more likely than not that the deferred tax asset will be Realized in accordance with the provisions of SFA's No. 109.

(18)  REAL  ESTATE  PROPERTIES

     Schedule of real estate properties as of December 31, 1999 (in thousands, except dates and life):

                                                                                 Cost Capitalized at
                                                          Cost Capitalized         (Gross Amount)
                                           Initial Cost   Subsequent to Acq.       Close of Period
                                         ---------------  ------------------  --------------------------
                                Encum-            Bldg &  Improve-  Carrying            Bldg &               Accm   Net Book
Description              Type   brances    Land     Impr    ments    Costs    Land (a)  Impr (a)    Total    Depr     Value
----------------------  ------  -------  -------  ------  --------  --------  --------  --------  --------  ------  --------
Operating Properties:
  Levitz I. . . . . .   Retail $  7,226 $  1,694 $     -     5,190  $    667  $  1,941  $  5,857  $  7,798 $ 1,304  $  6,494
  Furniture Expo  . .   Retail    2,684      714       -     1,757       237       795     1,994     2,789     447     2,342
  Big Tyme (b) . . . .  Retail        -        -       -         -         -         -         -         -       -         -
  Lev. Pad B (Woodys)   Retail      413      209       -       283        48       235       331       566      71       495
  Turtle Stop . . . .   Retail      852      148       -       760        84       130       844       974     137       837
  Sahara/Decatur (c).   Retail      476      205       -       392        56       205       448       653      45       608
  Nellis & Stewart (c)  Retail      440      269       -       436        65       269       420       689      34       655
  Las Vegas Sun . . .   Office    1,229      192       -       810        93       192       903     1,095     376       719
  SI/Americana . . . .  Office    1,451      609       -     1,409       188       609     1,596     2,205     351     1,854
  GSA (c) . . . . . .   Office      928      447       -     1,175       151       447     1,326     1,773     155     1,618
  Sahara Vista Bldg. A  Office    3,949      842       -     3,905       405       842     4,310     5,152     343     4,809
  Arcata Park . . . .   Indus.      851      140       -     1,036        95       184     1,131     1,315     232     1,083
  Sahara Vista Bldg. B  Office    3,732      837       -     5,736       522       839     5,865     6,704      92     6,612
  Sunrise Ridge . . .   Resid.        -       89       -         -         -         -        89        89       -        89
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------
  Sub-total . . . . .            24,231    6,395       -    22,889     2,611     6,688    25,114    31,802   3,587    28,215
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------

Properties Under
  Development:
  Regency, Lot B & C .  Retail    1,412      752       -     1,555       266       911     1,821     2,732       -     2,732
  Rancho/Vegas . . . .  Retail      598       83       -       913       138         -     1,051     1,051       -     1,051
  Silver Springs . . .  Resid.    9,356    1,488       -    15,081     2,729     1,077    17,810    18,887       -    18,887
  Northpark III (b) .   Indus.        -        -       -         -         -         -         -         -       -         -
  Taylor Ranch (c) . .  Resid.    4,820    3,503       -     6,375       664         -     7,039     7,039       -     7,039
  Madre Mesa . . . . .  Resid.      867    2,263       -     3,160       539         -     3,699     3,699       -     3,699
  Sutter Creek . . . .  Resid.    1,856      988       -     6,447       717         -     3,251     3,251       -     3,251
  Kendall Creek . . .   Resid.    3,793      810       -     6,711     1,104         -     7,169     7,169       -     7,169
  Seven Hills/LM . . .  Office      504      840       -       856       131         -       987       987       -       987
  Flamingo-Lindell . .  Office      975    1,550       -       607       380         -     1,670     1,670       -     1,670
  Smoke Ranch . . . .   Office    1,480    2,651       -     2,936       518         -     2,531     2,531       -     2,531
  Wood Ranch . . . . .  Resid.        -        -       -         -         -         -         -         -       -         -
  Riverwalk . . . . .   Resid.        -        -       -         -         -         -         -         -       -         -
  Eagle Mountain . . .  Resid.        -        -       -         -        27         -        27        27       -        27
  Overlake . . . . . .  Resid.      482      474       -         -        30         -       113       113       -       113
  Murfield . . . . . .  Resid.    1,461      597       -     1,025       181        30     1,181     1,211       -     1,211
  Sunrise Pointe . . .  Resid.    1,417      388       -     1,930       330     1,035     2,210     3,245       -     3,245
  Pueblo Seco . . . .   Resid.    4,821      908       -     7,236     1,348       747     7,589     8,336       -     8,336
  Apache Junction I .   Resid.      510    1,091       -    11,791     2,102       328       231       559       -       559
  Apache Junction II .  Resid.      247      891       -     5,523     1,449        95       294       389       -       389
  Apache Junction III.  Resid.    1,679        -       -     8,327       367       481     1,832     2,313       -     2,313
  Bolero Court . . . .  Resid.        -        -       -         -         -         -         -         -       -         -
  Copper Creek . . . .  Resid.      696    1,275       -     1,444       349       726       431     1,157       -     1,157
  Castle Rock . . . .   Resid.     3,281   1,472       -     6,092       203     3,920     1,707     5,627       -     5,627
  Desert Vista I . . .  Resid.       936     331       -     2,724       473        34       119       153       -       153
  Desert Vista II . .   Resid.       590   1,351       -       635       235     1,065     1,458     2,523       -     2,523
  El Mirage (c) . . .   Resid.     3,000       -       -     2,132       369     2,003       512     2,515       -     2,515
  Gladden Farms .(d).   Resid.        -        -       -        13        83         -       553       553       -       553
  Neely Ranch . . . .   Resid.        -        -       -         -         -         -         -         -       -         -
  Rancho Cimarron . .   Resid.        -        -       -         -         -         -         -         -       -         -
  Rancho Cimarron II .  Resid.        -        -       -         -         -         -         -         -       -         -
  Rancho Vistoso . . .  Resid.        -        -       -         -         -         -         -         -       -         -
  Rita Ranch I . . . .  Resid.       96    1,017       -     4,480       810        52       188       240       -       240
  Rita Ranch II . . .   Resid.      947      622       -     1,210       213       635       743     1,378       -     1,378
  Sonoran Vista I . .   Resid.        -      366       -       556       114         -         -         -       -         -
  Sonoran Vista II . .  Resid.      714    1,416       -     1,248       324       999       622     1,621       -     1,621
  Stonehenge . . . . .  Resid.        -        -       -         -         -         -         -         -       -         -
  Suncliff I . . . . .  Resid.       59      273       -     3,467       581        15       131       146       -       146
  Suncliff III . . . .  Resid.        -      163       -       706       139       170       678       848       -       848
  Suncliff IV . . . .   Resid.    2,426      496       -     4,861       890       323     3,249     3,572       -     3,572
  Suncliff V (c) . . .  Resid.      808      696       -       129        70         -       899       899       -       899
  Pelican Creek . . .   Resid.    2,711      870   1,254     2,450       433         -     2,883     2,883       -     2,883
  Valley View Diablo .  Retail      450        -       -         -        24       650         -       650       -       650
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------
  Sub-total . . . . .            52,992   29,625   1,254   112,620    18,330    15,296    74,678    89,974       -    89,974
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------

Land Held for
  Development and
  Sale:
  East II Retail . . .  Land        300      518       -       113         -       631         -       631       -       631
  Flamingo Point,Lot 6  Land        100      679       -         3         -       487         -       487       -       487
  West Haven . . . . .  Land          -    3,004       -       691         -     3,695         -     3,695       -     3,695
  Oquirrh Park (d) . .  Land      3,460    8,051       -       395         -     8,623         -     8,623       -     8,623
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------
  Sub-total . . . . .             3,860   12,252       -     1,202         -    13,436         -    13,436       -    13,436
                                -------  -------  ------  --------  --------  --------  --------  --------  ------  --------

  Total . . . . . . .           $81,083  $48,272  $1,254  $136,711   $20,941   $35,420  $ 99,792  $135,212  $3,587  $131,625
                                =======  =======  ======  ========  ========   =======  ========  ========  ======  ========


                                         Life
                                       on which
                        Date of  Date   Dep is
Description             Constr   Acqd  Computed
----------------------  -------  ----  --------
Operating Properties:
  Nellis Exp. Vlge (b)  1987     1986        40
  Levitz I. . . . . .   1991     1990        40
  Furniture Expo  . .   1992     1990        32
  Big Tyme (b) . . . .  1995     1995        20
  Lev. Pad B (Woodys)   1993     1990        34
  Turtle Stop . . . .   1994     1987        40
  Sahara/Decatur (c).   1996     1995        32
  Nellis & Stewart (c)  1996     1995        40
  Las Vegas Sun . . .   1987     1987        32
  SI/Americana . . . .  1991     1991        32
  GSA (c) . . . . . .   1994     1989        40
  Sahara Vista Bldg. A  1996     1989        40
  Arcata Park . . . .   1989     1987        40
  Sahara Vista Bldg. B  1999     1997        40
  Sunrise Ridge . . .   1999     1997        40
  Sub-total . . . . .

Properties Under
  Development:
  Regency, Lot B & C .  -        1991         -
  Rancho/Vegas . . . .  -        1990         -
  Silver Springs . . .  -        1996         -
  Northpark III (b) .   -        1997         -
  Taylor Ranch (c) . .  -        1997         -
  Madre Mesa . . . . .  -        1997         -
  Sutter Creek . . . .  -        1997         -
  Kendall Creek . . .   -        1998         -
  Seven Hills/LM . . .  -        1998         -
  Flamingo-Lindell . .  -        1998         -
  Smoke Ranch . . . .   -        1998         -
  Wood Ranch . . . . .  -        1998         -
  Riverwalk . . . . .   -        1998         -
  Eagle Mountain . . .  -        1999         -
  Overlake . . . . . .  -        1999         -
  Murfield . . . . . .           1999
  Sunrise Pointe . . .  -        1998         -
  Pueblo Seco . . . .   -        1998         -
  Apache Junction I .   -        1998         -
  Apache Junction II .  -        1998         -
  Apache Junction III.  -        1998         -
  Bolero Court . . . .  -        1998         -
  Copper Creek . . . .  -        1998         -
  Castle Rock . . . .   -        1998         -
  Desert Vista I . . .  -        1998         -
  Desert Vista II . .   -        1998         -
  El Mirage (c) . . .   -        1998         -
  Gladden Farms . . .   -        1999         -
  Neely Ranch . . . .   -        1998         -
  Rancho Cimarron . .   -        1998         -
  Rancho Cimarron II .  -        1998         -
  Rancho Vistoso . . .  -        1998         -
  Rita Ranch I . . . .  -        1998         -
  Rita Ranch II . . .   -        1998         -
  Sonoran Vista I . .   -        1998         -
  Sonoran Vista II . .  -        1998         -
  Stonehenge . . . . .  -        1998         -
  Suncliff I . . . . .  -        1998         -
  Suncliff III . . . .  -        1998         -
  Suncliff IV . . . .   -        1998         -
  Suncliff V (c) . . .  -        1998         -
  Pelican Creek . . .   -        1999         -
  Valley View Diablo .  -        1999         -
  Sub-total . . . . .

Land Held for
  Development and
  Sale:
  East II Retail . . .  -        1996         -
  Flamingo Point,Lot 6  -        1990         -
  West Haven . . . . .  -        1999         -
  Oquirrh Park (d) . .  -        1999         -
  Sub-total . . . . .

(a) The basis of the land and building was increased to reflect transactions related to the acquisition of certain partnership interests in connection with the Company's initial public offering.
(b)     The  property  was  sold  during  2000.  See  Note  24.
(c)     A  partial  sale  occurred  in  2000  on  this  property.
(d)     An additional $1.3 million is included in deposits.

     The following table reconciles the historical cost of properties (in thousands):

                                              DECEMBER 31,
                                   ---------------------------------
                                     1997       1998        1999
                                   ---------  ---------  -----------
Balance at beginning of year. . .  $ 41,305   $ 54,082   $   107,182
Additions during year:
  Acquisitions, improvements, etc    28,558     83,979       117,921
Deductions during year:
  Cost of real estate sold. . . .   (15,781)   (30,879)   (   89,891)
                                   ---------  ---------  -----------
Balance at end of year. . . . . .  $ 54,082   $107,182   $   135,212
                                   =========  =========  ===========

     The following table reconciles the accumulated depreciation (in thousands):

                                     DECEMBER 31,
                              -------------------------
                               1997     1998     1999
                              -------  -------  -------
Balance at beginning of year  $2,497   $2,784   $3,298
Additions during year:
  Depreciation for the year.     635      730      775
Deductions during year:
  Cost of real estate sold .   ( 348)   ( 216)   ( 486)
                              -------  -------  -------
Balance at end of year . . .  $2,784   $3,298   $3,587
                              =======  =======  =======

(19)     RESIDENTIAL  DEVELOPMENT

     The Company's single-family residential development activities during the year ended December 31, 1999 as of December 31, 1999 are as follows:

                                                                                                                 ESTIMATED
                                                               NUMBER OF   NUMBER OF   NUMBER OF    NUMBER OF     AVERAGE
                                                                HOMES AT     HOMES     HOMES SOLD   HOMES IN     PRICE PER
PROJECT NAME                    HOME TYPE        LOCATION      COMPLETION   SOLD (1)    IN 1999    BACKLOG (2)   HOME (3)
----------------------------  -------------  ----------------  ----------  ----------  ----------  -----------  -----------
NEVADA
----------------------------
Completed Projects:
 Sunrise Ridge . . . . . . .  Townhomes      Las Vegas                154         154          10            -  $    91,046
                                                               ----------  ----------  ----------  -----------
   Total completed projects                                          154         154          10            -

Under Development:
 Pelican Creek . . . . . . .  Detached       Las Vegas                 79           1           1           34      128,657
 Crescendo at Silver Springs  Cluster homes  Las Vegas                285         121         121           31      119,135
 Sutter Creek . . . . . . .   Detached       Las Vegas                150         113         112           13      119,864
 Sterling at Silver Springs   Cluster homes  Las Vegas                240          50          50           25      107,807
 Kendall Creek . . . . . . .  Townhomes      Sparks                   102          10          10           29      111,708
                                                               ----------  ----------  ----------  -----------
 Total under development . .                                          856         295         294          132

 Total Nevada . . . . . . .                                         1,010         449         304          132
                                                               ----------  ----------  ----------  -----------

UTAH
----------------------------
Completed Projects:
 Wood Ranch . . . . . . . .   Detached       South Jordan              70          70          13            -      185,551
 Riverwalk . . . . . . . . .  Detached       American Fork             13          13          13            -      173,661
                                                               ----------  ----------  ----------  -----------

 Total completed projects .                                            83          83          26            -
Under Development:
 Murfield . . . . . . . . .   Detached       Syracuse                 142           -           -            -      141,143
 The Falls at Overlake . . .  Detached       Tooele                    49           -           -            -      125,990
 Sunrise Pointe I . . . . .   Detached       West Valley City          77          17          17            2      148,132
                                                               ----------  ----------  ----------  -----------
   Total under development .                                          268          17          17            2

   Total Utah . . . . . . .                                           351         100          43            2
                                                               ----------  ----------  ----------  -----------

ARIZONA
----------------------------
Completed Projects:
 Neely Ranch . . . . . . . .  Detached       Gilbert                   22          22           3            -      156,833
 Rancho Vistoso . . . . . .   Detached       Oro Valley                17          17           1            -      209,000
 Rancho Cimarron 1 . . . . .  Detached       Gilbert                   63          63           1            -      169,000
 Bolero Court . . . . . . .   Detached       Phoenix                  130         130          97            -       98,838
 Stonehenge . . . . . . . .   Detached       Gilbert                   57          57           5            -      143,209
 Sonoran Vista 11 . . . . .   Detached       Gilbert                  150         150           8            -      120,025
                                                               ----------  ----------  ----------  -----------

   Total completed projects                                           439         439         115            -
Under Development:
 Sunrise Canyon 1 . . . . .   Detached       Apache Junction          268         260         141           18      101,000
 Sunrise Canyon 2 . . . . .   Detached       Apache Junction          132         116          88            7      104,000
 Sunrise Canyon 3 . . . . .   Detached       Apache Junction           81           7           7           73       99,000
 Copper Creek . . . . . . .   Detached       Oro Valley                61          29          15            5      107,500
 Castle Rock . . . . . . . .  Detached       Phoenix                  166          54          20           20      151,000
 Desert Vista 1 . . . . . .   Detached       Oro Valley                40          39           8            -      165,000
 Desert Vista 2 . . . . . .   Detached       Oro Valley                33           1           1            4      192,000
 Rita Ranch 1 . . . . . . .   Detached       Tucson                    72          70          57           21      101,500
 Rita Ranch 2 . . . . . . .   Detached       Tucson                    63           -           -           21      101,500
 Suncliff 1 . . . . . . . .   Detached       Peoria                   246         245          48            1      101,000
 Suncliff 3 . . . . . . . .   Detached       Peoria                    28           -           -            -      112,500
 Suncliff 4 . . . . . . . .   Detached       Peoria                   135          51          51           42      103,500
 Sonoran Vista 2 . . . . . .  Detached       Gilbert                   24           8           6            6      212,500
 Pueblo Seco . . . . . . . .  Townhomes      Mesa                     166          20          20           25       95,000
                                                               ----------  ----------  ----------  -----------

   Total under development .                                        1,515         900         462          243

 Total Arizona . . . . . . .                                        1,954       1,339         577          243
                                                               ----------  ----------  ----------  -----------

   Grand Total . . . . . . .                                        3,315       1,888         924          377
                                                               ==========  ==========  ==========  ===========

(1)     "Number  of  Homes  Sold"  represents  home  sales  which  have  closed in current or prior periods for properties under development.
(2)     "Number  of  Homes in Backlog" represents homes that have sales contracts but not yet closed.  There can be no assurance that  the  buyers  will  remain  in  place  long  enough  for  the  Company  to  close  the  sale.
(3)     "Estimated  Average  Price"  represents  the  average sales price per home of actual homes sold or the proposed offering price  of  homes  to  be  built  in  future  phases  or  in  development.
(4)     The  Company  owns  or  otherwise  controls the land for each planned home development.  In most cases, the planned home development requires additional entitlements, permits or other actions prior to construction, and there can be no assurance that all  regulatory  approvals  can  be  obtained.

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

Due  from  Tax  Credit  Partnerships

     The due from TCP's are valued at fair value, less selling expenses, based upon an appraisal obtained from an independent third party as of December 31, 1999.

Notes Receivable, Due From Related Parties, Notes Payable and Notes Payable to Related Parties

     The fair value of the Company's notes receivable, due from related parties, notes payable and notes payable to related parties approximates their respective carrying values, generally, due to the short term nature of the notes and current prevailing interest rates.

(21)  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company and its two principal stockholders are guarantors on construction loans relating to the Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $37.1 million and $29.9 million at December 31, 1998 and 1999, respectively.

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. As of December 31, 1999, the Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments as of or for the years ended December 31, 1997, 1998 and 1999, respectively (in thousands):



                                               DECEMBER 31, 1997
                       -----------------------------------------------------------------------------------


                                                        SALES OF       PROPERTY
                       DESIGN-BUILD                    COMMERCIAL    OPERATIONS AND
                         SERVICES     HOMEBUILDING      PROPERTY       MANAGEMENT     OTHER       TOTAL
                       -------------  -------------  ---------------  ------------  ----------  ----------
Revenue . . . . . . .  $      31,707  $      11,058  $        11,540  $      3,583  $    1,508  $   59,396
Costs . . . . . . . .         26,981         10,139            7,127           724           -      44,971
                       -------------  -------------  ---------------  ------------  ----------  ----------
 Gross profit . . . .  $       4,726  $         919  $         4,413  $      2,859  $    1,508  $   14,425
                       =============  =============  ===============  ============  ==========  ==========

Depreciation and
 amortization expense  $           -  $           -  $             -  $        692  $      701  $    1,393

Interest expense. . .  $           -  $           -  $             -  $   (  2,033) $ (  1,053) $ (  3,086)
Interest income . . .  $           -  $           -  $             -  $        971  $       14  $      985

Total assets. . . . .  $      25,658  $      14,842  $             -  $     42,962  $    6,658  $   90,120

                                                       DECEMBER 31, 1998
                        ---------------------------------------------------------------------------------
                                                         SALES OF       PROPERTY
                       DESIGN-BUILD                     COMMERCIAL    OPERATIONS AND
                         SERVICES      HOMEBUILDING      PROPERTY       MANAGEMENT    OTHER      TOTAL
                       -------------  --------------  ---------------  ------------  --------  ----------
Revenue . . . . . . .  $      51,524  $       27,634  $         7,823  $      3,515  $  1,676  $   92,172
Costs . . . . . . . .         40,863          23,754            7,710           815         -      73,142
                       -------------  --------------  ---------------  ------------  --------  ----------
 Gross profit . . . .  $      10,661  $        3,880  $           113  $      2,700  $  1,676  $   19,030
                       =============  ==============  ===============  ============  ========  ==========

Depreciation and
 amortization expense  $           -  $           62  $             -  $        722  $    903  $    1,687

Interest expense. . .  $           -  $        (  1)  $             -  $  (  2,187)  $(  149)  $(  2,337)
Interest income . . .  $           -  $            -  $             -  $        383  $    722  $    1,105

Total assets. . . . .  $      45,642  $       71,845  $             -  $     48,377  $  5,131  $  170,995

                                                 DECEMBER 31, 1999
                        -------------------------------------------------------------------------------------
                           SALES OF        PROPERTY
                         DESIGN-BUILD     COMMERCIAL    OPERATIONS AND
                           SERVICES      HOMEBUILDING      PROPERTY       MANAGEMENT     OTHER       TOTAL
                        --------------  --------------  ---------------  ------------  ----------  ----------
Revenue. . . . . . . .  $       16,621  $      102,713  $         4,901  $      3,532  $    2,365  $  130,132
Costs. . . . . . . . .          18,986          93,014            6,917         1,040           -     119,957
Write down of TCP's. .          25,305               -                -             -           -      25,305
                        --------------  --------------  ---------------  ------------  ----------  ----------
 Gross profit (loss) .  $    ( 27,670)  $        9,699  $        (2,016) $      2,492  $    2,365  $( 15,130)
                        ==============  ==============  ===============  ============  ==========  ==========

Depreciation and
 amortization expense.  $            -  $          495  $             -  $        742  $    1,125  $    2,362

Interest expense . . .  $            -  $       (  81)  $             -  $  (  1,879)  $(  3,370)  $(  5,330)
Interest income. . . .  $            -  $           27  $             -  $        816  $        -  $      843

Total assets . . . . .  $       17,170  $      109,349  $             -  $     33,843  $   19,054  $  179,416

(23)  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The following tables reflect the Company's unaudited quarterly results of operations (in thousands, except per share amounts):

                                                                 FOR THE THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------
                                          MARCH 31, 1998    JUNE 30, 1998    SEPTEMBER 30, 1998   DECEMBER 31, 1998
                                         ----------------  ---------------  --------------------  ------------------
Total revenue . . . . . . . . . . . . .  $        12,709   $       21,868   $             18,998  $           38,597
Total cost of revenue . . . . . . . . .            9,602           16,624                 14,937              31,979
                                         ----------------  ---------------  --------------------  ------------------
   Gross profit . . . . . . . . . . . .            3,107            5,244                  4,061               6,618
                                         ----------------  ---------------  --------------------  ------------------
General and administrative expenses . .              752            1,684                  1,164               1,442
Depreciation and amortization . . . . .              391              375                    431                 490
                                         ----------------  ---------------  --------------------  ------------------
   Operating income . . . . . . . . . .            1,964            3,185                  2,466               4,686
                                         ----------------  ---------------  --------------------  ------------------

Total other income (expense). . . . . .             (369)            (460)                ( 534)                 106
                                         ----------------  ---------------  --------------------  ------------------
 Income before provision for
   income taxes . . . . . . . . . . . .            1,595            2,725                  1,932               4,792
 Provision for income taxes . . . . . .              444              895                    561               1,413
                                         ----------------  ---------------  --------------------  ------------------
   Net income                            $         1,151   $        1,830   $              1,371  $            3,379
                                         ================  ===============  ====================  ==================

EARNINGS PER COMMON SHARE:

Basic
---------------------------------------
Net income. . . . . . . . . . . . . . .  $          0.15   $         0.24   $               0.18  $             0.44
                                         ================  ===============  ====================  ==================
Weighted-average number of common
 shares outstanding . . . . . . . . . .        7,624,310        7,661,422              7,661,422           7,676,965
                                         ================  ===============  ====================  ==================

Diluted
---------------------------------------
Net income. . . . . . . . . . . . . . .  $          0.15   $         0.24   $               0.18  $             0.44
                                         ================  ===============  ====================  ==================
Weighted-average number of common
   share outstanding assuming dilution.        7,679,049        7,671,509              7,661,781           7,688,556
                                         ================  ===============  ====================  ==================


                                                                   FOR THE THREE MONTHS ENDED
                                         ----------------------------------------------------------------------------
                                          MARCH 31, 1999    JUNE 30, 1999    SEPTEMBER 30, 1999    DECEMBER 31, 1999
                                         ----------------  ---------------  --------------------  -------------------
Total revenue . . . . . . . . . . . . .  $        29,552   $       34,416   $            38,650   $           27,514
Total cost of revenue . . . . . . . . .           24,391           28,100                33,289               59,482
                                         ----------------  ---------------  --------------------  -------------------
   Gross profit (loss)                             5,161            6,316                 5,361              (31,968)
                                         ----------------  ---------------  --------------------  -------------------
General and administrative expenses . .            2,040            2,362                 2,813                3,506
Depreciation and amortization . . . . .              531              577                   627                  627
                                         ----------------  ---------------  --------------------  -------------------
   Operating income (loss)                         2,590            3,377                 1,921             ( 36,101)
                                         ----------------  ---------------  --------------------  -------------------

Total other income (expense)                      (1,358)          (1,872)               (1,198)                 (96)
                                         ----------------  ---------------  --------------------  -------------------
 Income (loss) before provision
   (benefit) for income taxes                      1,232            1,505                   723         (     36,197)
 Provision (benefit) for income taxes           (    378)        (    411)            (     176)        (      3,483)
                                         ----------------  ---------------  --------------------  -------------------
   Net income (loss)                     $           854   $        1,094   $               547   $     (     32,714)
                                         ================  ===============  ====================  ===================

EARNINGS (LOSS) PER COMMON SHARE:

Basic
---------------------------------------
Net income (loss)                        $          0.11   $         0.14   $              0.07   $     (       4.19)
                                         ================  ===============  ====================  ===================
Weighted-average number of common
 shares outstanding . . . . . . . . . .        7,732,922        7,732,922             7,732,922            7,807,709
                                         ================  ===============  ====================  ===================

Diluted
---------------------------------------
Net income (loss)                        $          0.11   $         0.14   $              0.07   $      (      4.19)
                                         ================  ===============  ====================  ===================
Weighted-average number of common
   share outstanding assuming dilution.        7,734,817        7,734,185             7,733,089            7,807,709
                                         ================  ===============  ====================  ===================

(24)  SUBSEQUENT  EVENTS

Retirement  of  Debt and Sale of Properties.
--------------------------------------------
     An agreement (effective May 12, 2000) has been reached with a group of the Company's various individual debt holders ("Debt Holder"). The agreement provides for the Debt Holder to acquire assets from the Company with a carrying value of approximately $11.3 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, an 80 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder will forgive any and all indebtedness of the Company in favor of the Debt
Holder, currently aggregating approximately $34.1 million ($27.8 million at December 31, 1999) and bearing interest rates ranging from 0.0% to 30.0%, and the Company will receive the Debt Holder's interest in a condominium project that has a fair value of approximately $8.5 million and related debt of $5.5 million (assumed by the Company) and the Debt Holder's assumed Company debt of approximately $2.7 million on the two Phoenix, Arizona properties. The primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which is recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. Through May 12, 2000 the Company has sold three operating properties and two parcels of land, with a carrying value of approximately $5.3 million and debt of approximately $4.2 million at December 31, 1999, for a total of approximately $6.1 million. These sale transactions resulted in additional retirement of debt of approximately $4.2 million. The sale of properties and extinguishment of debt will result in debt retirement of approximately $39.9 million and a gain of approximately $26.1 million in 2000.

Reduction  in  Workforce
------------------------

     The Company has decreased its workforce in the first quarter of 2000 by 68 employees or 27.9% of the Company's workforce, which is expected to result in a reduction of approximately $2.4 million per year in payroll related costs.

VOA  Agreement
--------------

     On March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The purchase/settlement agreement required the Company to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of all TCP properties.

INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Directors  and  Stockholders
Saxton  Incorporated:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Saxton Incorporated and subsidiaries
(the "Company") for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Saxton Incorporated and subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

KPMG  LLP

Las  Vegas,  Nevada
March  24,  1998