Form 10-Q
period 2000-03-31
SAXTON INC
filed 2000-06-20
CIK 1014488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                        YES   [ X ]           NO   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.001 per share, outstanding as of March 31, 2000 was 8,336,455.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q


                                                                       PAGE
                                                                     NUMBER
                                                                     ------
PART  I.  FINANCIAL  INFORMATION
  Item  1.   Condensed  Financial  Statements

            Condensed Consolidated Balance Sheets  -
            December 31, 1999 and March 31, 2000                          3
            Condensed Consolidated Statements of Income -
            Three Months Ended March 31, 1998 and 1999                    4

            Condensed Consolidated Statement of  Stockholders'
            Equity - Three Months Ended March 31, 2000                    5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 2000                  6-7

            Notes to Condensed Consolidated Financial Statements          8

  Item 2 .  Management's Discussion and Analysis of
            Financial Condition and Results of Operations             18-19

  Item 3.   Quantative and Qualitative Disclosures About Market Risk     23

PART  II.  OTHER  INFORMATION

  Item 1.   Legal Proceedings                                            24

  Item 2.   Changes in Securities                                        24

  Item 3.   Defaults Upon Senior Securities and Use of Proceeds          24

  Item 4.   Submission of Matters to a Vote of Security Holders          24

  Item 5.   Other Information                                            24

  Item 6.   Exhibits and Reports on Form 8-K                             24

SIGNATURES                                                               25

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS
                                 SAXTON INCORPORATED AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)
                                              (unaudited)

                                                                          DECEMBER 31,    MARCH 31,
ASSETS                                                                        1999           2000
                                                                         --------------  ------------
Real estate properties (all held for sale at December 31, 1999 and
  March 31, 2000):
   Operating properties, net of accumulated depreciation. . . . . . . .  $       28,215  $     25,093
   Properties under development . . . . . . . . . . . . . . . . . . . .          89,974        90,069
   Land held for future development or sale . . . . . . . . . . . . . .          13,436        13,436
                                                                         --------------  ------------
     Total real estate properties . . . . . . . . . . . . . . . . . . .         131,625       128,598
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .           6,268         2,291
Due from Tax Credit Partnerships (held for sale at December 31, 1999
 and March 31, 2000)                                                             12,587        11,654
Construction contracts receivable, net of allowance for doubtful
 accounts of $100 at December 31, 1999 and $100 at March 31, 2000 . . .           2,451         2,735
Costs and estimated earnings in excess of billings on uncompleted
 contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             760           252
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             936           101
Investments in joint ventures . . . . . . . . . . . . . . . . . . . . .           3,249         3,250
Due from related parties. . . . . . . . . . . . . . . . . . . . . . . .              26            23
Goodwill, net of accumulated amortization of $734 at December 31, 1999
 and $879 at March 31, 1999 . . . . . . . . . . . . . . . . . . . . . .           7,251         7,106
Deferred tax asset, net . . . . . . . . . . . . . . . . . . . . . . . .           1,604         2,544
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .           6,271         6,243
                                                                         --------------  ------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      173,028  $    164,797
                                                                         ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $       27,576  $     27,295
Tenant deposits and other liabilities . . . . . . . . . . . . . . . . .           7,357         6,314
Billings in excess of costs and estimated earnings on uncompleted
 contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             220         1,903
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         117,763       110,877
Notes payable to related parties. . . . . . . . . . . . . . . . . . . .          10,103         9,883
Long-term capital lease obligations . . . . . . . . . . . . . . . . . .           1,041           940
                                                                         --------------  ------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         164,060       157,212
                                                                         --------------  ------------

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
 shares; issued and outstanding 7,879,313 at December 31, 1999
 and 8,336,455 March 31, 2000 . . . . . . . . . . . . . . . . . . . . .               8             8
Preferred stock, $.001 par value. Authorized 5,000,000
 shares; no shares issued and outstanding . . . . . . . . . . . . . . .               -             -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .          22,482        23,510
Retained earnings (deficit)                                                     (13,522)      (15,933)
                                                                         --------------  ------------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . .           8,968         7,585
                                                                         --------------  ------------

     Total liabilities and stockholders' equity . . . . . . . . . . . .  $      173,028  $    164,797
                                                                         ==============  ============


         See accompanying notes to condensed consolidated financial statements.

                            SAXTON INCORPORATED AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except share and per share amounts)
                                         (unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                      1999          2000
                                                                   -----------  ------------
REVENUE:
Construction revenue, including Tax Credit Partnership
construction revenue of $3,913 and $319  for the
three months ended March 31, 1999 and 2000, respectively                $4,750         $370
 Sales of homes . . . . . . . . . . . . . . . . . . . . . . . . .       21,671       19,284
 Sales of commercial properties . . . . . . . . . . . . . . . . .        1,550        4,297
 Rental revenue . . . . . . . . . . . . . . . . . . . . . . . . .        1,010          959
 Other revenue. . . . . . . . . . . . . . . . . . . . . . . . . .          571          374
                                                                   -----------  ------------
     Total revenue. . . . . . . . . . . . . . . . . . . . . . . .       29,552       25,284
                                                                   -----------  ------------

COST OF REVENUE:
 Cost of construction, including Tax Credit Partnership cost of construction of $2,686 and $705 for the three months ended
   March 31, 1999 and 2000, respectively. . . . . . . . . . . . .        3,868          785
 Cost of homes sold . . . . . . . . . . . . . . . . . . . . . . .       19,230       17,736
 Cost of commercial properties sold . . . . . . . . . . . . . . .        1,006        3,778
 Rental operating cost. . . . . . . . . . . . . . . . . . . . . .          287          509
                                                                   -----------  ------------
     Total cost of revenue. . . . . . . . . . . . . . . . . . . .       24,391       22,808
                                                                   -----------  ------------

 Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .        5,161        2,476
                                                                   -----------  ------------
 General and administrative expenses. . . . . . . . . . . . . . .        2,040        3,644
 Depreciation and amortization. . . . . . . . . . . . . . . . . .          531          557
                                                                   -----------  ------------
     Operating income (loss)  . . . . . . . . . . . . . . . . . .        2,590       (1,725)
                                                                   -----------  ------------

OTHER EXPENSE:
 Interest expense, net of interest income of $245 and $3 for the
   three months ended March 31, 1999 and 2000, respectively . . .       (1,352)      (1,604)
 Joint venture loss   . . . . . . . . . . . . . . . . . . . . . .           (6)           -
                                                                   -----------  ------------
     Total other expense  . . . . . . . . . . . . . . . . . . . .       (1,358)      (1,604)
                                                                   -----------  ------------
Income loss before provision for income taxes . . . . . . . . . .        1,232       (3,329)
Provision for income taxes. . . . . . . . . . . . . . . . . . . .          378         (918)
                                                                   -----------  ------------
     Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $       854  $    (2,411)
                                                                   ===========  ============

EARNINGS LOSS PER COMMON SHARE:
Basic:

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $      0.11  $     (0.29)
                                                                   ===========  ============

Weighted-average number of common shares outstanding. . . . . . .    7,732,922    8,336,455
                                                                   ===========  ============


Diluted:

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $      0.11  $     (0.29)
                                                                   ===========  ============
Weighted-average number of common shares outstanding assuming
 dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,734,817    8,336,496
                                                                   ===========  ============


                See accompanying notes to condensed consolidated financial statements.

                                 SAXTON INCORPORATED AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   THREE MONTHS ENDED MARCH 31, 2000
                                            (in thousands)
                                              (unaudited)



                                                                   ADDITIONAL
                                               SHARES     COMMON     PAID-IN     RETAINED
                                             OUTSTANDING   STOCK     CAPITAL     EARNINGS       TOTAL
                                             -----------  -------  -----------  -----------  ----------

Balance at December 31, 1999  . . . . . . .        7,879  $     8  $    22,482  $  (13,522)  $   8,968
Stock issued in connection with Volunteers
 of America (VOA) purchase agreement. . . .          457        -        1,028           -       1,028
Net income for the three months
ended March 31, 2000  . . . . . . . . . . .            -        -            -      (2,411)     (2,411)
                                             -----------  -------  -----------  -----------  ----------
Balance at March 31, 2000 . . . . . . . . .        8,336  $     8  $    23,510  $  (15,933)  $   7,585
                                             ===========  =======  ===========  ===========  ==========

                See accompanying notes to condensed consolidated financial statements.

                               SAXTON INCORPORATED AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                           (unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        -------------------------
                                                                           1999          2000
                                                                        -----------  ------------
Cash flows from operating activities:

Net income (loss)                                                             $854     $  (2,411)
 Adjustments to reconcile net income loss to net cash used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . .         531           557
     Gain on sales of commercial properties. . . . . . . . . . . . . .        (671)         (518)
     Joint venture loss. . . . . . . . . . . . . . . . . . . . . . . .           5             -
     Increase in investments in joint ventures . . . . . . . . . . . .         (50)            -
     Changes in operating assets and liabilities:
       Decrease in due from Tax Credit Partnerships. . . . . . . . . .         363           934
       Decrease (increase) in construction contracts receivable. . . .         116          (284)
       Decrease in costs and estimated earnings in excess of billings
         on uncompleted contracts. . . . . . . . . . . . . . . . . . .         628           507
       Increase in properties under development. . . . . . . . . . . .     (10,468)          (95)
       Decrease in prepaid expenses and other assets . . . . . . . . .       1,201          (767)
       Increase (decrease) in accounts payable and accrued expenses. .         193          (281)
       Increase in billings in excess of costs and
         estimated earnings on uncompleted contracts . . . . . . . . .         707         1,683
       Increase (decrease) in tenant deposits and other liabilities. .        (210)       (1,043)
                                                                        -----------  ------------

         Net cash used in operating activities . . . . . . . . . . . .      (6,801)       (1,718)
                                                                        -----------  ------------

Cash flows from investing activities:

 Expenditures for property acquisitions and improvements . . . . . . .      (1,313)            -
 Proceeds from sales of commercial properties. . . . . . . . . . . . .       1,550         3,084
 Decrease in notes receivable from related parties . . . . . . . . . .         (28)          850
 Payments from notes receivable from related parties . . . . . . . . .          37           (14)
 Increase in notes receivable. . . . . . . . . . . . . . . . . . . . .        (949)            -
 Payments from notes receivable. . . . . . . . . . . . . . . . . . . .         248             -
                                                                        -----------  ------------

         Net cash used in  provided by investing activities. . . . . .        (455)        3,920
                                                                        -----------  ------------

Cash flows from financing activities:

 Proceeds from issuance of notes payable . . . . . . . . . . . . . . .      26,176        18,868
 Payments on notes payable and capital lease obligations . . . . . . .     (18,483)      (24,826)
 Proceeds from issuance of notes payable to related parties. . . . . .         300             5
 Payments on notes payable to related parties. . . . . . . . . . . . .      (1,205)         (225)
                                                                        -----------  ------------

         Net cash used in provided by financing activities . . . . . .       6,788        (6,178)
                                                                        -----------  ------------

         Net decrease in cash and cash equivalents . . . . . . . . . .        (468)       (3,977)
 Cash and cash equivalents:
   Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .       1,331         6,268
                                                                        -----------  ------------

   End of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      863   $     2,291
                                                                        ===========  ============

     See accompanying notes to condensed consolidated financial statements.

                           SAXTON INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                      (in thousands)
                                       (unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ----------------------
                                                                         1999       2000
                                                                      ----------  ----------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized  $    2,251  $      376
                                                                      ==========  ==========
   Cash paid during the period for income taxes. . . . . . . . . . .  $        9  $        -
                                                                      ==========  ==========

Non-cash financing and investing activities:
--------------------------------------------
   Common stock issued to Volunteers of America (VOA) in
     connection with a purchase agreement. . . . . . . . . . . . . .  $        -  $    1,029
                                                                      ==========  ==========

   Capital lease obligation recorded in connection with equipment
     acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . .  $      119  $        -
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

     In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. The Company opened its first single-family home development in April 1996 and its second home development in early 1997. During 1999, the Company sold 924 homes, at an average price of $111,161, an increase from 251 homes sold at an average price of $110,100 in 1998. Reflecting the Company's commitment to expand its homebuilding activities, in March 1998, the Company acquired Maxim Homes, Inc. ("Maxim") and in November 1998, acquired Diamond Key Homes, Inc. ("Diamond Key"). Maxim, a Salt Lake City, Utah homebuilder, specialized in building homes generally ranging in price from $145,000 to $185,000. Diamond Key, an Arizona homebuilder and construction company, specialized in entry-level and move-up homes generally ranging in price from $90,000 to $120,000. The Company, including Maxim and Diamond Key, had 26 residential community developments in process, in three states, as of March 31, 1999. The Company also provides its construction and design-build development services to clients which have included large, nationally recognized public companies as well as smaller regional businesses.

     The Company's portfolio of 12 income producing properties at March 31, 2000 included approximately 307,316 square feet of office, retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable.

WORKOUT  PLAN

     The Company has experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to cash flow problems and over expansion, and was in default on substantially all notes payable at March 31, 2000. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage its cash flow. The aforementioned facts and circumstances have raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

     Retirement of Debt and Sale of Properties.  An agreement (effective May 12,
2000) has been reached with a group of the Company's various individual debt holders ("Debt Holder"), which agreement is the cornerstone of the Workout Plan and would allow the Company to conduct an orderly disposition of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provides for the Debt Holder to acquire assets from the Company with a carrying value of approximately $11.3 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, an 80 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder will forgive any and all indebtedness of the Company in favor of the Debt
Holder, currently aggregating approximately $34.1 million ($28.0 million at March 31, 2000) and bearing interest rates ranging from 0.0% to 30.0%, and the Company will receive the Debt Holder's interest in a condominium project that has a fair value of approximately $8.5 million and related debt of $5.5 million (assumed by the Company) and the Debt Holder's assumed Company debt of approximately $2.7 million on the two Phoenix, Arizona properties. This agreement eliminates the high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which is recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. Through May 12, 2000 the Company has sold three operating properties and two parcels of land, with a carrying value of approximately $5.3 million and debt of approximately $4.2 million at December 31, 1999, for a total of approximately $6.1 million. These sale transactions retired debt of approximately $4.2 million. The sale of properties and extinguishment of debt will result in debt retirement of approximately $39.9 million and a gain of approximately $26.1 million in 2000. Although some of the Debt Holders' obligations are unsecured, much of the debt is secured. Hence, this transaction will free up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages.

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

     The cash short fall in the initial months, until business operations stabilize, is dependent on the sales of properties. However, with the Debt
Holder agreement in place, considerable cash would be freed up, and the Company's cash flow demands from short term borrowings should diminish significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurance that the Company will be able to obtain such interim financing on satisfactory terms or at all.

     The Company also decreased its workforce in the first quarter of 2000 by 68 employees or 27.9% of the Company's workforce, which resulted in a decrease in payroll of approximately $1.0 million in the first quarter of 2000.

NOTE  2.   ACQUISITIONS

     On March 20, 1998, the Company acquired all of the capital stock of Maxim, a Utah homebuilder. The acquisition was accounted for using the purchase method of accounting. Maxim operates principally as a single-family residential homebuilder, specializing in building homes generally ranging in price from $145,000 to $185,000. The consideration, totaling $1,131,000, paid at closing for this acquisition consisted of: (i) $224,000 in cash; (ii) approximately $338,000 in the Company's Common Stock (42,280 shares at valued $8.00 per share); and (iii) $569,000 in cash to retire a portion of Maxim's debt. In addition, the Company may make five annual installments ("earn-out payments") on March 31 of each year beginning in 1999, subject to certain levels of required income. These earn-out payments are based on a specified percentage of estimated after-tax net income of the Salt Lake City real estate operations of the Company and are to be made 50% in the Company's Common Stock and 50% in cash. No earn-out payments were required to be paid and no earn-out payments were made during 1999 or the first quarter of 2000.

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

     Goodwill related to the acquisitions of Maxim, Diamond Key and HomeBanc, totaling approximately $8.0 million, is amortized over 15 years. The operations of these three acquisitions were included in the Company's Consolidated Statements of Operations since their acquisition dates.

Revenues as a percentage of total revenues generated by geographic location are as follows:

                                    THREE MONTHS ENDED
                                         MARCH 31,
                                    ------------------
                                     1999      2000
                                    --------  --------
                Arizona               42.2 %    71.5 %
                Nevada                44.5      26.5
                Utah                  13.3       2.0
                                    --------  --------
                  Total              100.0 %   100.0 %

NOTE  3.   BASIS  OF  PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared on a going concern basis. The Company has experienced a slowdown of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000 primarily, due to a shortage of available cash flow. The Company presently is unable to pay interest or principal amounts outstanding on notes payable and all notes payable were in default at March 31, 2000. The Company is currently negotiating with lenders to forbear receiving principal and interest or otherwise restructure the terms thereof. In the event the Company is unable to successfully renegotiate an appropriate period of forbearance or other satisfactory restructuring of the outstanding notes payable, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the note agreements, including foreclosure of their security interest in the Company's assets.

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

     The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the three months ended March 1999 and 2000. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Certain reclassifications have been made to conform prior periods with the current period presentation.


NOTE  4.   REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):


                                           DECEMBER 31, 1999     MARCH 31, 2000
                                          -------------------  ------------------
Cost:
Buildings                                 $           24,384   $         22,189
 Tenant improvements . . . . . . . . . .                 730                698
 Land. . . . . . . . . . . . . . . . . .               6,687              5,767
                                          -------------------  -----------------
Real estate operating properties at cost              31,801             28,990

Less accumulated depreciation and
 amortization  . . . . . . . . . . . . .              (3,586)            (3,561)
                                          -------------------  -----------------

Real estate operating properties, net. .  $           28,215   $         25,093
                                          ===================  =================


     Depreciation expense relating to real estate operating properties for the three months ended March 31, 1999 and 2000 was $167,000 and $211,162, respectively.

NOTE  5.   CONSTRUCTION  CONTRACTS

     Construction contracts receivable includes amounts retained pending contract completion, aggregating approximately $146,000 at December 31, 1999 and March 31, 2000. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

     Accounts payable and accrued expenses include amounts retained pending subcontract completion, aggregating approximately $3.5 million at December 31, 1999 and $3.7 million at March 31, 2000.

     Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):


                                           DECEMBER 31, 1999    MARCH 31, 2000
                                          -------------------  ----------------
Costs incurred to date                    $          110,418   $       110,686
Estimated earnings to date . . . . . . .              34,902            32,443
                                          -------------------  ----------------
                                                     145,320           143,129
Less billings to date. . . . . . . . . .            (144,780)         (144,780)
                                          -------------------  ----------------
Cost and estimated earnings in excess of
billings, net  . . . . . . . . . . . . .  $             (540)  $        (1,651)
                                          ===================  ================

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):


                                            DECEMBER 31, 1999    MARCH  31, 1999
                                           ------------------  ------------------
Costs and estimated earnings in excess of
billings on uncompleted contracts . . . .  $              760  $            252
Billings in excess of costs and estimated
earnings on uncompleted contracts . . . .                (220)           (1,903)
                                           -------------------  -----------------
Costs and estimated earnings in excess of
billings, net . . . . . . . . . . . . . .  $              540   $        (1,651)
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

NOTE  6.   PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):



                                                        DECEMBER 31, 1999    MARCH 31, 2000
                                                        ------------------  ----------------
Rental and other accounts receivable . . . . . . . . .  $            2,036  $          1,618
Development costs. . . . . . . . . . . . . . . . . . .                 151               115
Furniture and equipment, net . . . . . . . . . . . . .               1,368             1,176
Option and escrow deposits and impounds. . . . . . . .               1,319             2,015
Other assets, primarily prepaid expenses and loan fees               1,397             1,319
                                                        ------------------  ----------------
                                                        $            6,271  $          6,243
                                                        ==================  ================

NOTE  7.   NOTES  PAYABLE

Notes  payable  consist  of  the  following  (in  thousands):

                                                  OUTSTANDING BALANCE AT
                                                  -------------------------                                  APPROXIMATE
                                                  DECEMBER 31,   MARCH 31,     INTEREST         MATURITY       MONTHLY
                                                      1999          2000         RATES           DATES        PAYMENTS
                                                  -------------  ----------  -------------  ----------------  ---------
Notes payable to various financial institutions,
 collateralized by first trust deeds on real
 property with a carrying value of $128.0                                                   February 2007 -
 million at March 31, 2000 . . . . . . . . . . .  $      84,722  $   79,119   7.9% - 15.3%  November 2027     $     622

Notes payable to various financial institutions,                                            February 2000 -
 unsecured . . . . . . . . . . . . . . . . . . .          2,108       1,744   9.5% - 10.5%  December 2000            14

Notes payable to various financial institutions,
 collateralized by other assets. Includes
 $521,000 collateralized by Common Stock
 personally owned by the Company's President
 and principal stockholder, James C. Saxton.
 Includes $1.3 million collateralized by
 receivables and includes $181,000 payable
 at March 31, 2000 to VOA to acquire                                                        January 2000 -
 interests in VOA's tax credit partnerships. . .          3,146       2,001   9.0% - 11.0%  January 2002             16
                                                  -------------  ----------

   Subtotal of various financial
    institutions                                         89,976      82,864
                                                  -------------  ----------

Notes payable to various individuals, secured by                                            December 1999 -
 first trust deeds on real property                      14,132      17,950   0.0% - 20.0%  September 2000          183

Notes payable to various individuals,                                                       December 1999 -
 unsecured                                                6,355       2,955  12.0% - 30.0%  September 2000           59

Notes payable to various individuals,
 collateralized by other assets, including
 $1.9 million collateralized by Common Stock
 personally owned by the Company's President
 and principal stockholder, James C. Saxton
 Also includes $5.2 million collateralized
 by second deeds of trust on commercial                                                     September 2000 -
 properties owned by the Company                          7,300       7,109          20.0%  December 2000           118
                                                  -------------  ----------

   Subtotal of notes payable to
    various individuals                                  27,787      28,013
                                                  -------------  ----------

   Total                                          $     117,763  $  110,877
                                                  =============  ==========


     All of the above notes payable were in default but not in foreclosure at March 31, 2000.

     The Company had 12 properties in foreclosure as of June 16, 2000, with the first potential foreclosure sale date on June 22, 2000. The Company is attempting to prevent foreclosure sales by completing pending property sales and other sales, which could provide sufficient cash flows to payoff the related debt. There can be no assurance that the Company will be successful in preventing the foreclosure sales of these properties.

The properties in foreclosure as of June 16, 2000 and their related debt outstanding at March 31, 2000 are as follows:

                                 COLLATERAL            AMOUNT
                               CARRYING VALUE       OUTSTANDING      FORECLOSURE TRUSTEE
PROPERTY                     AT MARCH 31, 2000   AT MARCH 31, 2000        SALE DATE
                             ------------------  ------------------  -------------------

Smoke Ranch (1) . . . . . .  $        2,531,000  $        1,498,844                  N/A
Madre Mesa North and South.           3,699,000           1,328,902        June 22, 2000
Oquirrh Park II . . . . . .           4,575,000           2,500,000                  N/A
Sahara Vista B. . . . . . .           6,612,000           3,731,691        June 26, 2000
Regency Plaza . . . . . . .           2,732,000           1,459,094        June 29, 2000
Suncliff V (4). . . . . . .             899,000           1,707,655                  N/A
El Mirage (4) . . . . . . .           2,515,000           1,950,000                  N/A
Sahara West . . . . . . . .           1,854,000           1,451,153                  N/A
Sahara Vista A (2). . . . .           4,809,000           3,948,613                  N/A
Pueblo Seco . . . . . . . .           2,794,000           3,373,800      August 11, 2000
Silver Springs C (3). . . .           7,083,000           3,909,827                  N/A
                             ------------------  ------------------
  Total . . . . . . . . . .  $       40,103,000  $       27,128,613
                             ==================  ==================

(1)     Property  was  refinanced  on  June  9,  2000  with  Community  Bank  of Nevada.
(2)     The  Company  has  negotiated  a  forbearance  until  August  1,  2000.
(3)     The  Company  has  agreed  to terms with the lender that will allow the  loan to become current and the remaining balance in use by the Company as a homebuilding production loan.
(4)     Property  was  sold  effective  May  12,  2000  with  the debt assumed by buyer.

     For the notes payable with maturity dates in 2000, management is negotiating refinancing alternatives with the applicable lenders.

     On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (9.25% at December 31, 1998 and 8.50% at December 31, 1999), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of March 31, 2000, the Company had outstanding indebtedness of $1,479,000 maturing on August 1, 2000 and $450,000 maturing on March 12, 2000 for a total indebtedness of $1,929,000 (included in notes payable to financial institutions). Under the terms of the agreement, the Company is required to meet certain financial covenants. At March 31, 2000, the Company was in default on this loan.

     On February 9, 1998, the Company entered into a $10,000,000 revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1,000,000 was payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. The due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1999 and March 31, 2000, the Company had outstanding indebtedness of $5,000,000 and $7,416,000, respectively (included in notes payable to financial institutions). At March 31, 2000, the Company was in default on this line of credit.

     The approximate principal maturities of notes payable outstanding as of March 31, 2000 are as follows (in thousands):

Year ending December 31,
 2000                      $87,218
 2001. . . . . . . . . .     5,036
 2002. . . . . . . . . .     1,733
 2003. . . . . . . . . .         -
 2004. . . . . . . . . .     2,269
 Thereafter. . . . . . .    14,621
                          --------

                          $110,877
                          ========


NOTE  8.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain Stockholders, Officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 19.0%, with all amounts due at various dates in 2000. During the first quarter of 1999, the Company borrowed $724,000 and $300,000 from the Company's President and principal stockholder, James C. Saxton. The notes matured on February 1, 2000 and bear interest at 19.0% and 18.0% per annum, respectively. At March 31, 2000, the outstanding balances were $724,000 and $300,000, respectively and these loans were in default.

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company paid Mr. Clark $300,000 through December 31, 1999. The remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000 of which $225,000 was paid in the first quarter of 2000. The outstanding balance at March 31, 2000 was $475,000. As of March 31, 2000 this loan was in default.

     During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares of Common Stock, or 6.9% of the Company's outstanding shares as of December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at March 31, 2000 was $590,900. At March 31, 2000, these loans were in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of common stock, or approximately 44.1% of the Company's outstanding shares at December 31, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton, aggregating $7.6 million, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at March 31, 2000 was $6.3 million. As of March 31, 2000, these loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE  9.   EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):

                                 THREE MONTHS ENDED MARCH 31, 1999  THREE MONTHS ENDED MARCH 31, 2000
                                 ---------------------------------------------------------------------
                                                     PER-SHARE                              PER-SHARE
                                 INCOME    SHARES      AMOUNT       INCOME       SHARES      AMOUNT
                                 -------  ---------  ----------  -------------  ---------  -----------
Net income (loss)                $   854                           $   (2,411)

Basic EPS
-------------------------------
Income (loss) applicable to
  Common stockholders . . . . .      854  7,732,922  $     8.11        (2,411)  8,336,455  $    (0.29)
                                 -------  ---------  ==========  -------------  ---------  ===========

Effect of dilutive securities:
Stock options . . . . . . . . .        -      1,895                          -         41
                                 -------  ---------              -------------  ---------

Diluted EPS
-------------------------------
Income (loss) applicable to
  Common stockholders
  And assumed conversions        $   854  7,734,817  $     0.11  $     (2,411)  8,336,496  $    (0.29)
                                 =======  =========  ==========  =============  =========  ===========

     The Company had options outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for March 31, 1999 and 2000 were 419,450 and 693,265, respectively.

NOTE  10.   MANAGEMENT  STOCK  OPTION  PLAN

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock, up to a maximum of 500,000 shares. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. All officers, employees (including employees who are Directors), consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees will be eligible to receive incentive stock options. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 25,000 shares in any year. As of March 31, 2000, there were 369,750 options outstanding under the Option Plan. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market.

     As of January 2, 1998, the Compensation Committee determined that it would be in the best interests of the Company to offer all option holders the opportunity to elect to reduce the exercise price of existing options from $8.25 per share to $6.875 per share (the closing price of the Company's stock as reported on the Nasdaq Stock Market on January 2, 1998), subject to extension of the five year vesting schedule to commence January 2, 1998. Holders of options for 148,300 shares elected to have their stock options repriced. These options are exercisable for a period of ten years and six months from the date of grant, and vest ratably over a five year period commencing on the date of grant. In the event that the employment of any optionee terminates during the exercise period, the options lapse 30 days following such termination of employment.

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

     The Option Plan is of indefinite duration, however, no grant of incentive stock options will be permitted to be made under the Option Plan more than 10 years after its date of adoption. The Board of Directors will have authority to terminate or to amend the Option Plan without the approval of the Company's stockholders unless stockholder approval is required by law or by stock exchange requirements applicable to the Company. The Board of Directors or the Committee may amend the terms of any option granted under the Option Plan. No amendment of any option or amendment or termination of the Option Plan that impairs the rights of any holder of outstanding options may be made without the consent of such holder.

NOTE  11.   COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $29.9 million and $31.1 million at December 31, 1999 and March 31, 2000, respectively.

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Commercial Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three months ended March 31, 1999 and 2000, respectively (in thousands):

                                                      MARCH 31, 1999
                       --------------------------------------------------------------------------------
                                                       SALES OF        PROPERTY
                       DESIGN-BUILD                   COMMERCIAL    OPERATIONS AND
                         SERVICES      HOMEBUILDING    PROPERTY       MANAGEMENT     OTHER     TOTAL
                       -------------  --------------  -----------  ----------------  ------  ----------
Revenue . . . . . . .  $       4,750  $       21,671  $     1,550  $          1,010  $  571  $   29,552
Costs . . . . . . . .          3,868          19,230        1,006               287       -      24,391
                       -------------  --------------  -----------  ----------------  ------  ----------
 Gross profit . . . .  $         882  $        2,441  $       544  $            723  $  571  $    5,161
                       =============  ==============  ===========  ================  ======  ==========

Depreciation and
 amortization expense  $           -  $          126  $         -  $            158  $  247  $      531

Interest expense. . .  $           -  $          (29) $         -  $         (1,568) $    -  $   (1,597)
Interest income . . .  $           -  $            -  $         -  $            223  $   22  $      245

Total assets. . . . .  $      43,039  $       80,179  $         -  $         48,045  $8,183  $  179,446

                                                      MARCH 31, 2000
                       --------------------------------------------------------------------------------
                                                        SALES OF        PROPERTY
                         DESIGN-BUILD                  COMMERCIAL    OPERATIONS AND
                           SERVICES     HOMEBUILDING    PROPERTY       MANAGEMENT      OTHER      TOTAL
                        --------------  -------------  -----------  ----------------  --------  ----------
Revenue. . . . . . . .  $          370  $      19,284  $     4,297  $            959  $    374  $   25,284
Costs. . . . . . . . .             785         17,736        3,778               509         -      22,808
                        --------------  -------------  -----------  ----------------  --------  ----------
 Gross profit (loss) .  $         (415) $       1,548  $       519  $            450  $    374  $    2,476
                        ==============  =============  ===========  ================  ========  ==========

Depreciation and
 amortization expense.  $            -  $         116  $         -  $              7  $    434  $      557

Interest expense . . .  $            -  $           -  $         -  $           (619)  $  (988) $   (1,607)
Interest income. . . .  $            -  $           3  $         -  $              -  $      -  $        3

Total assets . . . . .  $       15,099  $     105,391  $         -  $         35,717  $  8,590  $  164,797

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

Three  Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenue. Total revenue was $25.3 million for the three months ended March 31, 2000, representing a $4.3 million, or 14.4%, decrease from $29.6 million for the three months ended March 31, 1999. The decrease in construction revenue was primarily due to the decline in construction activity in Nevada and Utah in the fourth quarter of 1999 and a halt in construction in the first quarter of 2000 due to the Company's weakend cash flow position. The 162 single-family home closings for the first three months of 2000 represented a decrease of 14.7%, compared to the 190 closings for the first three months of 1999. Home closings for the three months ended March 31, 2000 included 10 in Nevada, 1 in Utah and 151 in Arizona. Home closings for the three months ended March 31, 1999 included 60 in Nevada, 18 in Utah and 112 in Arizona. Construction revenue for the first three months of 2000 was $370,000, a decrease of $4.4 million, or 92.2%, from $4.8 million during the first three months of 1999. Sale of commercial properties was $4.3 million for the three months ended March 31, 2000 compared to $1.6 million for the three months ended March 31, 1999. Four commercial properties were sold during the first quarter of 2000. Rental and other revenue decreased to $1.3 million for the three months ended March 31, 2000, an 18.8% decrease from $1.6 million in the comparable period of the prior year. The decrease was primarily due to a write-off of $128,000 in uncollectible rents, $114,000 in commissions on new leases in the first quarter of 2000 compared to $0 in the same period in the prior year, and the Company retaining the services of outside property management companies to manage the TCP properties and three Homeowners Associations in the fourth quarter of 1999, resulting in a reduction in management fees billed.

     Cost of Revenue. Total cost of revenue was $22.8 million for the three months ended March 31, 2000, representing a $1.6 million, or 6.5%, decrease from $24.3 million for the three months ended March 31, 1999. Cost of revenue for the three months ended March 31, 2000 as a percentage of revenue was 90.2%, compared to 82.5% for the three months ended March 31, 1999. The increase was primarily due to lower gross profit margins on three commercial properties sold in the first quarter of 2000.

     Gross Profit. Gross profit as a percent of revenue decreased to 9.8% for the three months ended March 31, 2000 from 17.5% for the comparable period in 1999. Gross margins on the sales of homes decreased to 8.0% in the first three months of 2000 compared to 11.3% in the first three months of 1999, due to increased capitalized interest as a result of a halt in construction in Nevada and Utah in the first quarter of 2000. Gross margin on construction revenue decreased to (112.2)% in the three months ended March 31, 2000, compared to 18.6% in the same period of 1999, primarily due to the write-down of tax credit receivables in the fourth quarter of 1999. Gross profit margin on commercial properties sold in the three months ended March 31, 2000 decreased to 12.1% from 35.1% in the three months ended March 31, 1999. In the first three months of 2000, three rental properties were sold, which yielded a lower gross profit margin than the one rental property that was sold in the same period of 1999.

     General and Administrative Expenses. General and administrative expenses were $3.6 million for the three months ended March 31, 2000, representing a $1.6 million, or 78.6%, increase from $2.0 million for the three months ended March 31, 1999. Certain labor and other costs incurred by the company during the first quarter of 2000 were not charged to jobs as they were during the first quarter of 1999. This is due to the decline in construction activity in Nevada and Utah in the fourth quarter of 1999 and the halt of construction in the first quarter of 2000. The labor and other costs were used in the company's restructuring, as there was little production during this period. This increase was partially offset by an approximately $1.0 million decrease in payroll resulting from the Company's decrease in its workforce in the first quarter of 2000 by 68 employees or 27.9% of the Company's workforce. As a result, general and administrative expenses as a percentage of total revenue was 14.4% for the three months ended March 31, 2000 as compared to 6.3% for the three months ended March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization expense was $557,000 for the three months ended March 31, 2000, representing a $25,000, or 4.9%, increase from $531,000 for the three months ended March 31, 1999. The increase was primarily due to loan fees amortized in connection with restructuring of debt in the first quarter of 2000.

    Interest Expense, Net. Interest expense, net, was $1.6 million for the three months ended March 31, 2000, representing a $250,000 or 18.6%, increase from $1.4 million for the three months ended March 31, 1999. The increase was primarily the result of interest income falling to $3,000 from $245,000 for the same period in the prior year. This was a result of note receivables written off to bad debt in 1999.

     Income (loss) Before Provision for Income Taxes. As a result of the foregoing factors, income (loss) before provision for income taxes was $(3.3) million for the three months ended March 31, 2000, representing a $4.6 million, or 375%, decrease from $1.2 million for the three months ended March 31, 1999. Income (loss) before provision for income taxes as a percentage of total revenue was (13.2)% for the three months ended March 31, 2000 as compared to 4.2% for the three months ended March 31, 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

Workout  Plan

     The Company has experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first quarter of 2000, primarily due to cash flow problems and over expansion, and was in default on substantially all notes payable at March 31, 2000. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage its cash flow. The aforementioned facts and circumstances have raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

     Retirement of Debt and Sale of Properties.  An agreement (effective May 12,
2000) has been reached with a group of the Company's various individual debt holders ("Debt Holder"), which agreement is the cornerstone of the Workout Plan and would allow the Company to conduct an orderly disposition of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provides for the Debt Holder to acquire assets from the Company with a carrying value of approximately $11.3 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, an 80 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder will forgive any and all indebtedness of the Company in favor of the Debt
Holder, currently aggregating approximately $34.1 million ($28.0 million at March 31, 2000) and bearing interest rates ranging from 0.0% to 30.0%, and the Company will receive the Debt Holder's interest in a condominium project that has a fair value of approximately $8.5 million and related debt of $5.5 million (assumed by the Company) and the Debt Holder's assumed Company debt of approximately $2.7 million on the two Phoenix, Arizona properties. This agreement eliminates high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which is recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. In the first quarter of 2000 the Company sold three operating properties and two parcels of land, with a carrying value of approximately $5.3 million and debt of approximately $4.2 million, for a total of approximately $6.1 million. These sale transactions retired debt of approximately $4.2 million. The sale of properties and extinguishment of debt will result in debt retirement of approximately $39.9 million and a gain of approximately $26.1 million in 2000. Although some of the Debt Holders' obligations are unsecured, much of the debt is secured. Hence, this transaction will free up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages.

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

     The cash short fall in the initial months, until business operations stabilize, has not yet been addressed in the plan. However, with the Debt Holder agreement in place, considerable equity will be freed up, and the Company's cash flow demands from short term borrowings diminish significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurance that the Company will be able to obtain such interim financing on satisfactory terms or not at all.

     The Company also decreased its workforce in the first quarter of 2000 by 68 employees or 27.9% of the Company's workforce, which resulted in a decrease in payroll of approximately $1.0 million in the first quarter of 2000.

     In March 2000, in connection with a purchase/settlement agreement and related order with Volunteers of America (VOA) National Housing Corp. which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company issued 457,142 shares of Saxton Common Stock to acquire certain of VOA's interest in Tax Credit Partnerships. The Company was required to deliver to VOA, $1,000,000 worth of stock (457,142 shares at $2.25 per share, the market price on March 12, 2000). These shares represent approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000. The Company also agreed to pay $325,000 in cash to VOA, of which $125,000 was paid in the first quarter of 2000, with the remainder to be paid in annual installments, over the next two years. The $1,325,000 has been recorded as Investment in Joint Ventures held for sale at December 31, 1999 and was included in the market valuation of the TCP properties.

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

     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                       THREE MONTHS ENDED
                                            MARCH 31,
                                      --------------------
                                         1999      2000
                                      ---------  ---------
Interest incurred:
Residential. . . . . . . . . . . . .   $    515  $  2,167

 Commercial. . . . . . . . . . . . .        622       617
                                      ---------  ---------
   Total incurred. . . . . . . . . .  $   1,137  $  2,784
                                      =========  =========

Interest expensed: . . . . . . . . .
 Residential                          $     133  $    987
 Commercial                                 527       617
                                      ---------  ---------
   Total expensed  . . . . . . . . .  $     660  $  1,604
                                      =========  =========

Interest capitalized at end of year:
 Residential                          $     382  $  1,180
 Commercial  . . . . . . . . . . . .         95         -
                                      ---------  ---------
   Total interest capitalized. . . .  $     477  $  1,180
                                      =========  =========

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

     At March 31, 2000, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $11.7 million, representing developer fees and land and construction costs.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position and has determined that the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at March 31, 2000 and are actively being marketed for sale. Therefore, at March 31, 2000, the amounts are recorded at the lower of cost or fair value, less selling expenses. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties. This analysis indicated a fair value of $14.8 million, resulting in a write down of the Tax Credit partnership receivables by $23.9 million and a write down of the investments in these projects by $1.7 million.

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements. In addition, management's estimated future cash flows exceeded the gross receivable balance at March 31, 2000.

     The Company has made its capital contributions to the eight Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.4 million, to meet operating deficits, if any, of such Tax Credit Partnerships. The Company does not plan to pursue any new Tax Credit Projects in the foreseeable future.

BACKLOG

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies, such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At December 31, 1999 and March 31, 2000, the Company had 356 homes and 287 homes in backlog, respectively, representing aggregate sales values of approximately $40.1 million and $34.2 million, respectively. The decrease in backlog at March 31, 2000 is primarily attributable to cancellations as a result of the construction work slowdown in Nevada and Utah in the fourth quarter of 1999 and halt of construction in 2000. There can be no assurance that the buyers will remain in place long enough for the Company to close the sales.

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

     The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects is defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At December 31, 1999 and March 31, 2000, the Company had backlog under its design-build contracts of approximately $10.9 million. There was no change in design-build backlog due to the decline in construction activity in Nevada in the fourth quarter of 1999 and a halt in construction in the first quarter of 2000 due to the Company's weakend cash flow position.


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

     Effects of Changing Prices, Inflation and Interest Rates. Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $67.3 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 8.74% per annum at March 31, 2000. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Reference is made to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no significant changes since the filing of the aforementioned report.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Exhibit  27 - Financial Data Schedule for the quarter ended March 31, 2000.


(b) Reports on Form 8-K. The following reports on Form 8-K were filed during or dated for the first quarter of fiscal year ended December 31, 2000 and for the period between January 1, 2000 and the date hereof:

Form 8-K dated and filed on March 24, 2000 relating to press release with respect to pending fourth quarter loss issued on March 23, 2000.

Form 8-K dated April 12, 2000 and filed on April 24,2000 related to resignation of two directors, non-timely filing of Form 10-K and potential delisting from Nasdaq.

Form 8-K dated April 27, 2000 and filed May 8, 2000 related to the resignation of a director and Chief Accounting Officer.

Form 8-K dated May 5, 2000 and filed May 9, 2000 related to additional Nasdaq delisting notification.

Form 8-K dated June 14, 2000 and filed June 16, 2000 related to the delisting from the Nasdaq Stock Market and resignation of an Executive Vice President - Corporate Development and Director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SAXTON  INCORPORATED

June  20,  2000  By:              By:  /s/  James  C.  Saxton
                                  ----------------------------------------------
                                  James  C.  Saxton
                                  Chairman of the Board of Directors, President,
                                  Chief Executive Officer, Interim Chief
                                  Financial  Officer  and  Director
                                  (Principal  Executive  Officer)

                                  By:  /s/  Chiemi  Floyd
                                  ----------------------------------------------
                                  Chiemi  Floyd
                                  Chief  Accounting  Officer
                                  (Principal  Accounting  Officer)

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                              DESCRIPTION                         PAGE
-------                             -----------                     ------------

  27    Financial Data Schedule for the quarter ended March 31, 2000     23