Form 10-Q
period 2000-06-30
SAXTON INC
filed 2000-08-21
CIK 1014488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

The number of shares of common stock, par value $.001 per share, outstanding as of June 30, 2000 was 8,336,455.

                      SAXTON INCORPORATED AND SUBSIDIARIES
                                   FORM 10-Q


                                                                                PAGE
PART I.  FINANCIAL INFORMATION                                                 NUMBER
                                                                               ------
     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED BALANCE SHEETS  -
              DECEMBER 31, 1999 AND JUNE 30, 2000. . . . . . . . . . . . . .            3

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000. . . . . . .            4

              CONDENSED CONSOLIDATED STATEMENT OF  STOCKHOLDERS'
              EQUITY - SIX MONTHS ENDED JUNE 30, 2000. . . . . . . . . . . .            6

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
              SIX MONTHS ENDED JUNE 30, 1999 AND 2000. . . . . . . . . . . .          7-8

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . .            9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .             21

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               27

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .               28

     ITEM 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .               28

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS. . . .               28

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .               28

     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .               28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .               28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                29

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS

                      SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                   (unaudited)



                                                                          JUNE 30,    DECEMBER 31,
ASSETS                                                                      2000          1999
                                                                         ----------  --------------
Real estate properties (all held for sale at December 31, 1999 and
  June 30, 2000):
    Operating properties, net of accumulated depreciation . . . . . . .  $  29,829   $      28,215
  Properties under development. . . . . . . . . . . . . . . . . . . . .     70,670          89,974
    Land held for future development or sale. . . . . . . . . . . . . .     11,211          13,436
                                                                         ----------  --------------
          Total real estate properties. . . . . . . . . . . . . . . . .    111,710         131,625
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        230           6,268
Due from Tax Credit Partnerships (held for sale at December 31, 1999
  and June 30, 2000). . . . . . . . . . . . . . . . . . . . . . . . . .      9,087          12,587
Construction contracts receivable, net of allowance for doubtful
  accounts of $100 at December 31, 1999 and June 30, 2000 . . . . . . .        393           2,451
Costs and estimated earnings in excess of billings on uncompleted
  contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,384             760
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        312             936
Investments in joint ventures . . . . . . . . . . . . . . . . . . . . .      3,251           3,249
Due from related parties. . . . . . . . . . . . . . . . . . . . . . . .         30              26
Goodwill, net of accumulated amortization of $734 at December 31, 1999
  and $389 at June 30, 2000 . . . . . . . . . . . . . . . . . . . . . .      2,148           7,251
Deferred tax asset, net . . . . . . . . . . . . . . . . . . . . . . . .       (211)          1,604
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .      3,620           6,271
                                                                         ----------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $ 131,954   $     173,028
                                                                         ==========  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses . . . . . . . . . . . . . . . . .  $  26,849   $      27,576
Tenant deposits and other liabilities . . . . . . . . . . . . . . . . .        332           7,357
Billings in excess of costs and estimated earnings on uncompleted
  contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,063             220
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     74,466         117,763
Notes payable to related parties. . . . . . . . . . . . . . . . . . . .      9,674          10,103
Long-term capital lease obligations . . . . . . . . . . . . . . . . . .        770           1,041
                                                                         ----------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . .    113,154         164,060
                                                                         ----------  --------------

Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
  shares; issued and outstanding 7,879,313 at December 31, 1999
  and 8,336,455 at June 30, 2000. . . . . . . . . . . . . . . . . . . .          8               8
Preferred stock, $.001 par value. Authorized 5,000,000
  shares; no shares issued and outstanding. . . . . . . . . . . . . . .          -               -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .     23,510          22,482
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .     (4,718)        (13,522)
                                                                         ----------  --------------
          Total stockholders' equity. . . . . . . . . . . . . . . . . .     18,800           8,968
                                                                         ----------  --------------

          Total liabilities and stockholders' equity. . . . . . . . . .  $ 131,954   $     173,028
                                                                         ==========  ==============


     See accompanying notes to condensed consolidated financial statements.

                                       SAXTON INCORPORATED AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except share and per share amounts)
                                                    (unaudited)

                                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                JUNE 30,            JUNE 30,
                                                                           ------------------  -------------------
                                                                             2000      1999      2000       1999
                                                                           --------  --------  ---------  --------
REVENUE:
  Construction revenue, including Tax Credit
    Partnership construction revenue of $6,949 and $1,972
    for the three months ended June 30, 1999 and 2000, respectively, and
    $10,862 and $2,342 for the six months ended June 30, 1999 and
    2000, respectively. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,972   $ 7,417   $  2,342   $12,167
  Sales of homes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,778    25,430     34,062    47,101
  Sales of commercial properties. . . . . . . . . . . . . . . . . . . . .        -         -      3,530     1,550
  Sales of land in development and land held for development. . . . . . .   25,028       137     25,795       137
  Rental revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      855       844      1,814     1,854
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      590       588        964     1,159
                                                                           --------  --------  ---------  --------
          Total revenue . . . . . . . . . . . . . . . . . . . . . . . . .   43,223    34,416     68,507    63,968
                                                                           --------  --------  ---------  --------

COST OF REVENUE:
  Cost of construction, including Tax Credit Partnership cost of construction of $4,971 and $2,000 for the three months ended
    June 30, 1999 and 2000, respectively, and $7,657 and $2,785 for
    the six months ended June 30, 1999 and 2000, respectively . . . . . .    2,000     5,914      2,785     9,782
  Cost of homes sold. . . . . . . . . . . . . . . . . . . . . . . . . . .   14,559    21,932     32,295    41,162
  Cost of commercial properties sold. . . . . . . . . . . . . . . . . . .        -         -      3,128     1,006
  Cost of land in development and land held for development . . . . . . .   26,405        18     27,055        18
  Rental operating cost . . . . . . . . . . . . . . . . . . . . . . . . .      244       236        753       523
                                                                           --------  --------  ---------  --------
          Total cost of revenue . . . . . . . . . . . . . . . . . . . . .   43,208    28,100     66,016    52,491
                                                                           --------  --------  ---------  --------

  Gross profit (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .       15     6,316      2,491    11,477
                                                                           --------  --------  ---------  --------
  General and administrative expense. . . . . . . . . . . . . . . . . . .    2,298     2,362      5,942     4,402
  Write down of goodwill. . . . . . . . . . . . . . . . . . . . . . . . .    4,847         -      4,847         -
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      221       577        778     1,108
                                                                           --------  --------  ---------  --------
          Operating income (loss) . . . . . . . . . . . . . . . . . . . .   (7,351)    3,377     (9,076)    5,967
                                                                           --------  --------  ---------  --------

OTHER EXPENSE:
  Interest expense, net of interest income of $233 and $8 for the three months ended June 30, 1999 and 2000, respectively, and $478 and $11 for the six months ended June 30, 1999 and 2000,
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,601)   (1,854)    (3,205)   (3,206)
  Joint venture income (loss) . . . . . . . . . . . . . . . . . . . . . .        1       (18)         1       (24)
                                                                           --------  --------  ---------  --------
          Total other expense . . . . . . . . . . . . . . . . . . . . . .   (1,600)   (1,872)    (3,204)   (3,230)
                                                                           --------  --------  ---------  --------

Income (loss) before provision for income taxes . . . . . . . . . . . . .   (8,951)    1,505    (12,280)    2,737
Provision (benefit) for income taxes. . . . . . . . . . . . . . . . . . .   (2,122)      411     (3,040)      789
                                                                           --------  --------  ---------  --------

Income (loss) before extraordinary gain . . . . . . . . . . . . . . . . .   (6,829)    1,094     (9,240)    1,948
Extraordinary gain on troubled debt restructuring, net of income taxes
  of  $4,910 for the three months and six months ended June 30, 2000. . .   18,044         -     18,044         -
                                                                           --------  --------  ---------  --------
          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,215   $ 1,094   $  8,804   $ 1,948
                                                                           ========  ========  =========  ========


     See accompanying notes to condensed consolidated financial statements.

                                          SAXTON INCORPORATED AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        Continued
                                                       (unaudited)

                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                           2000         1999        2000         1999
                                                                        -----------  ----------  -----------  ----------
EARNINGS PER COMMON SHARE:
Basic:
------
Income (loss) before extraordinary gain. . . . . . . . . . . . . . . .  $    (0.81)  $     0.14  $    (1.13)  $     0.25
Extraordinary gain on troubled debt restructuring, net of income taxes        2.16            -        2.21            -
                                                                        -----------  ----------  -----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1.35   $     0.14  $     1.08   $     0.25
                                                                        ===========  ==========  ===========  ==========
Weighted-average number of common shares outstanding . . . . . . . . .   8,336,455    7,732,922   8,153,096    7,732,922
                                                                        ===========  ==========  ===========  ==========


Diluted:
--------
Income (loss) before extraordinary gain. . . . . . . . . . . . . . . .  $    (0.81)  $     0.14  $    (1.13)  $     0.25
Extraordinary gain on troubled debt restructuring, net of income taxes        2.16            -        2.21            -
                                                                        -----------  ----------  -----------  ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1.35   $     0.14  $     1.08   $     0.25
                                                                        ===========  ==========  ===========  ==========
Weighted-average number of common shares outstanding assuming
  dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,336,455    7,734,185   8,153,096    7,734,688
                                                                        ===========  ==========  ===========  ==========


     See accompanying notes to condensed consolidated financial statements.

                                 SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    SIX MONTHS ENDED JUNE 30, 2000
                                            (in thousands)
                                             (Unaudited)



                                                                  ADDITIONAL
                                              SHARES     COMMON     PAID-IN     ACCUMULATED
                                            OUTSTANDING   STOCK     CAPITAL       DEFICIT      TOTAL
                                            -----------  -------  -----------  -------------  -------

Balance at December 31, 1999 . . . . . . .        7,879  $     8  $    22,482  $    (13,522)  $ 8,968
Stock issued in connection with Volunteers
    of America (VOA) purchase agreement. .          457        -        1,028             -     1,028
Net income (loss) for the six months
    ended June 30, 2000. . . . . . . . . . . .        -        -            -         8,804     8,804
                                            -----------  -------  -----------  -------------  -------

Balance at June 30, 2000 . . . . . . . . .        8,336  $     8  $    23,510  $     (4,718)  $18,800
                                            ===========  =======  ===========  =============  =======


     See accompanying notes to condensed consolidated financial statements.

                           SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        2000       1999
                                                                      ---------  ---------

Cash flows from operating activities:
-------------------------------------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,804   $  1,948
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .       778      1,108
      Gain on sales of properties. . . . . . . . . . . . . . . . . .   (18,513)      (789)
      Joint venture loss . . . . . . . . . . . . . . . . . . . . . .        (1)        24
      Write down of goodwill . . . . . . . . . . . . . . . . . . . .     4,847
      Increase in investments in joint ventures. . . . . . . . . . .         -        (50)
      Changes in operating assets and liabilities:
        Tax Credit Partnerships. . . . . . . . . . . . . . . . . . .     3,500       (999)
        Construction contracts receivable. . . . . . . . . . . . . .     2,058         34
        Costs and estimated earnings in excess of billings
          on uncompleted contracts . . . . . . . . . . . . . . . . .      (625)     1,040
        Properties under development . . . . . . . . . . . . . . . .         -    (14,597)
        Prepaid expenses and other assets. . . . . . . . . . . . . .      (861)        89
        Deferred tax asset . . . . . . . . . . . . . . . . . . . . .     1,815          -
        Accounts payable and accrued expenses. . . . . . . . . . . .      (728)    (4,385)
        Billings in excess of costs and
          estimated earnings on uncompleted contracts. . . . . . . .       842        100
        Tenant deposits and other liabilities. . . . . . . . . . . .    (1,565)       181
                                                                      ---------  ---------

                 Net cash provided by (used in) operating activities       351    (16,296)
                                                                      ---------  ---------

Cash flows from investing activities:
-------------------------------------
  Expenditures for property acquisitions and improvements. . . . . .         -     (2,175)
  Proceeds from sales of properties. . . . . . . . . . . . . . . . .     5,256      1,686
  Increase in notes receivable from related parties . . . . . . . .          -        (70)
  Payments from notes receivable from related parties. . . . . . . .       (15)        58
  Decrease (increase) in notes receivable. . . . . . . . . . . . . .       639       (780)
                                                                      ---------  ---------

                 Net cash provided by (used in) investing activities     5,880     (1,281)
                                                                      ---------  ---------

Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of notes payable. . . . . . . . . . . . . .    38,233     54,621
  Payments on notes payable and capital lease obligations. . . . . .   (50,074)   (38,752)
  Proceeds from issuance of notes payable to related parties . . . .     1,468      2,472
  Payments on notes payable to related parties . . . . . . . . . . .    (1,897)    (1,705)
                                                                      ---------  ---------

                 Net cash provided by (used in) financing activities   (12,270)    16,636
                                                                      ---------  ---------

                 Net decrease in cash and cash equivalents . . . . .    (6,038)      (941)
  Cash and cash equivalents:
    Beginning of period. . . . . . . . . . . . . . . . . . . . . . .     6,268      1,331
                                                                      ---------  ---------

    End of period. . . . . . . . . . . . . . . . . . . . . . . . . .  $    230   $    390
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

                           SAXTON INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                      (in thousands)
                                       (unaudited)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                         ----------------
                                                                           2000     1999
                                                                          -------  ------
Supplemental disclosure of cash flow information:
-------------------------------------------------
    Cash paid during the period for interest, net of amounts capitalized  $   510  $5,183
                                                                          =======  ======

    Cash paid during the period for income taxes . . . . . . . . . . . .  $     -  $  259
                                                                          =======  ======

Non-cash financing and investing activities:
--------------------------------------------
    Common stock issued to Volunteers of America (VOA) in
      connection with a purchase agreement . . . . . . . . . . . . . . .  $ 1,028  $    -
                                                                          =======  ======

    Capital lease obligation recorded in connection with equipment
      acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -  $  119
                                                                          =======  ======

    Extinguishment of troubled debt. . . . . . . . . . . . . . . . . . .  $36,159  $
                                                                          =======  ======


     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE  1.   DESCRIPTION  OF  SAXTON  INCORPORATED

     Saxton Incorporated ("Saxton" or the "Company") is a diversified real estate company, specializing principally in the affordable homebuilding industry, operating in the fast-growing Las Vegas, Phoenix, Salt Lake City and Reno markets. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third-party clients ("design-build services"), including tax credit partnerships; (iii) the design, development and construction of income producing portfolio properties; and (iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

     In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. The Company opened its first single-family home development in April 1996 and its second home development in early 1997. During 1999, the Company sold 924 homes, at an average price of $111,161, an increase from 251 homes sold at an average price of $110,100 in 1998. Reflecting the Company's commitment to expand its homebuilding activities, in March 1998, the Company acquired Maxim Homes, Inc. ("Maxim") and in November 1998, acquired Diamond Key Homes, Inc. ("Diamond Key"). Maxim, a Salt Lake City, Utah homebuilder, specialized in building homes generally ranging in price from $145,000 to $185,000. Diamond Key, an Arizona homebuilder and construction company, specialized in entry-level and move-up homes generally ranging in price from $90,000 to $120,000. The Company, including Maxim and Diamond Key, had 12 residential community developments in process, in three states, as of June 30, 2000. The Company also provides its construction and design-build development services to clients which have included large, nationally recognized public companies as well as smaller regional businesses.

     The Company's portfolio of 7 income producing properties at June 30, 2000 included approximately 258,449 square feet of office, retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable.

WORKOUT  PLAN

     The Company has experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first half of 2000, primarily due to cash flow problems and over expansion, and was in default on a substantial number of its notes payable at June 30, 2000. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage its cash flow. The aforementioned facts and circumstances have raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

     Cash Flow Funds Controls. The Company has finalized details of various loan
     ------------------------
terms with its creditors and subcontractors in Nevada allowing certain controls on its use of cash, including a voucher control system with Nevada Construction Services to coordinate payments to lenders and subcontractors. The Company has also reached agreements with the majority of its Nevada subcontractors to accept a pro rata share of proceeds from the sales of future units through escrow disbursements, after the primary lenders have been paid, until the subcontractors' obligations are satisfied. These payments will be made through escrow to insure payment is made timely and accurately to the lenders and subcontractors. The Company has also agreed to weekly monitoring of the Company's progress to insure adherence to the Workout Plan. With these agreements in place, construction resumed in Nevada on two multi-family developments in April 2000 and four single-family subdivisions in July 2000.
The Company is currently attempting to reach similar agreements with its Utah creditors and subcontractors.

     Retirement of Debt and Sale of Properties.  An agreement was reached on May
     -----------------------------------------
12, 2000 with a group of the Company's various individual debt holders ("Debt Holder"), which allowed the Company to dispose of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provided for the Debt Holder to acquire assets from the Company with a carrying value of $14.2 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, a 112 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder forgave any and all indebtedness of the Company in favor of the Debt Holder, aggregating approximately $31.6 million (including assumption of $3.6 million in unrelated debt on two Phoenix, Arizona properties) at the date of sale, and bearing interest rates ranging from 0.0% to 30.0%. The Company received the Debt Holder's interest in a partnership which has an investment in a condominium project that has a fair value of approximately $8.9 million and related debt of $7.7 million. This agreement eliminated the high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which was recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. The sale of properties and extinguishment of debt resulted in debt retirement of approximately $31.6 million of notes payable and $5.6 million of deposit liabilities. As a result of this transaction, the Company recognized an extraordinary gain on extinguishment of troubled debt of $22.9 million in May 2000. Although some of the Debt Holder's obligations were unsecured, much of the debt was secured. Hence, this transaction has freed up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages. Net loss before provision for income taxes without consideration of the extraordinary gain was $12.3 million for the six months ended June 30, 2000. By taking the extraordinary gain into consideration, net income before provision for income taxes increased to $10.6 million for the same period. In addition to the aforementioned transaction, through June 30, 2000 the Company has sold three operating properties and two parcels of land held for development in order to generate operating cashflow and relieve debt.

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

     The cash short fall in the initial months, until business operations stabilize, is dependent on the sales of properties. However, with the Debt Holder agreement in place, considerable cash has been freed up, and the Company's cash flow demands from short-term borrowings have diminished significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurance that the Company will be able to obtain such interim financing on satisfactory terms or at all.

     In March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp., which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company agreed to pay VOA $1,325,000 to acquire their interest in Tax Credit Partnerships. The purchase/settlement agreement was subsequently reduced to a judgement. A portion of the judgement, $1,000,000, was to be satisfied by the Company issuing 457,142 shares of Saxton Common Stock (representing approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000). The balance of $325,000 was to be paid over a period of time; of which $125,000 was paid in the first quarter of 2000, with the reminder to be paid in annual installments, over the next two years. The Company delivered the stock. However, VOA contested the delivery of the stock. The District Court clarified its judgement to require not only delivery, but registration of the stock, and ruled that the Company had not complied with the stock component of the judgment; lifted the stay, and the $1,000,000 plus interest became executable. The Company appealed the District Court order clarifying judgement to the Supreme Court. The company posted a supersedeas bond, and on August 2, 2000 execution on the judgement was stayed pending its appeal. On June 30, 2000 the Common Stock issued to VOA is considered issued and outstanding and is recorded as a component of stockholder equity.

NOTE  2.   DISPOSITION  OF  ASSETS  AND  GOODWILL  IMPAIRMENT

     On June 15, 2000, the Company completed the sale of the remaining lots in four residential subdivisions that comprise the Tucson division of Diamond Key Homes for $7.9 million in cash, resulting in an equal amount of debt relief. The Tucson division of Diamond Key Homes was sold to Nevada Diversified Equity, LLC, doing business as Monterey Homes.

     On August 3, 2000, the Company sold all of the assets of its wholly owned subsidiary, HomeBanc Mortgage Corporation ("HomeBanc") to Affordable Housing Acceptance LLC, dba The Platinum Investment Group for $12,000 in cash. With the sale of HomeBanc, the Company will be discontinuing its line of business as a real estate mortgage broker. The Company will discontinue operation of HomeBanc when the buyer obtains its FHA license, but no later than November 1, 2000.

Goodwill  Impairment
--------------------

     Goodwill related to the acquisitions of Maxim, Diamond Key and HomeBanc, totaling approximately $8.0 million, has historically been amortized over 15 years. In the second quarter of 2000, through the restructuring of troubled debt, the Company sold 3 Arizona residential subdivisions. Due to these sales, and the June 15, 2000 sale of the Tucson Division of Diamond Key, and the Company's inability to finance future projects at this time, the realizability of the remaining balance of the related Diamond Key goodwill was impaired.
Based on the disposition of the assets, the Company recorded a goodwill impairment of $4.8 million. Also in the second quarter of 2000, with the sale of HomeBanc, and the Company's discontinuation of its line of business as a real estate mortgage broker, the Company expensed $376,000 in related Goodwill. Additionally, during the second quarter of 2000, Maxim Homes sold one piece of raw land held for future development and took a goodwill impairment of $78,000. The operations of these three acquisitions were included in the Company's Consolidated Statements of Operations since their acquisition dates.

NOTE  3.   BASIS  OF  PRESENTATION

     The accompanying condensed consolidated unaudited interim financial statements have been prepared on a going concern basis. The Company has experienced a slowdown of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first half of 2000, primarily due to a shortage of available cash flow. The Company presently is unable to pay interest or principal amounts outstanding on notes payable and a substantial number of its notes payable were in default at June 30, 2000. The Company has cured many of its notes in default and is currently negotiating forbearance agreements with the remaining lenders. In the event the Company is unable to successfully renegotiate an appropriate period of forbearance or other satisfactory restructuring of the remaining notes payable in default, the lenders thereunder have the right to accelerate the loan and exercise their remedies under the note agreements, including foreclosure of their security interest in the Company's assets.

     The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the six months ended June 1999 and 2000. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Certain reclassifications have been made to conform prior periods with the current period presentation.

Recent  Accounting  Pronouncements
----------------------------------

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

NOTE  4.   REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                           JUNE 30, 2000    DECEMBER 31, 1999
                                          ---------------  -------------------
Cost:
  Buildings. . . . . . . . . . . . . . .  $       22,651   $           24,384
  Tenant improvements. . . . . . . . . .           3,977                  730
  Land . . . . . . . . . . . . . . . . .           6,763                6,687
                                          ---------------  -------------------
Real estate operating properties at cost          33,391               31,801

  Less accumulated depreciation and
    amortization . . . . . . . . . . . .          (3,562)              (3,586)
                                          ---------------  -------------------

Real estate operating properties, net. .  $       29,829   $           28,215
                                          ===============  ===================

     Depreciation expense relating to real estate operating properties for the three months ended June 30, 1999 and 2000 was $191,000 and $0, respectively. Depreciation expense relating to real estate operating properties for the six months ended June 30, 1999 and 2000 was $346,000 and $143,000, respectively. Depreciation on operating properties was discontinued during the second quarter of 2000 as all operating properties were held for sale.

NOTE  5.   CONSTRUCTION  CONTRACTS

     Construction contracts receivable of $2.4 million and $393,000 at December 31, 1999 and June 30, 2000, respectively, include amounts retained pending contract completion aggregating approximately $146,000 at December 31, 1999 and June 30, 2000. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

     Accounts payable and accrued expenses of $27.5 million and $26.8 million at December 31, 1999 and June 30, 2000, respectively, include amounts retained pending subcontract completion, aggregating approximately $3.5 million at December 31, 1999 and $2.6 million at June 30, 2000.

     Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                           JUNE 30, 2000    DECEMBER 31, 1999
                                          ---------------  -------------------
Costs incurred to date . . . . . . . . .  $      112,729   $          110,418
Estimated earnings to date . . . . . . .          32,372               34,902
                                          ---------------  -------------------
                                                 145,101              145,320
Less billings to date. . . . . . . . . .        (144,780)            (144,780)
                                          ---------------  -------------------

Cost and estimated earnings in excess of
billings, net. . . . . . . . . . . . . .  $          321   $              540
                                          ===============  ===================

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                            JUNE 30, 2000    DECEMBER 31, 1999
                                           ---------------  -------------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts . . .  $        1,384   $              760
Billings in excess of costs and estimated
  earnings on uncompleted contracts . . .          (1,063)                (220)
                                           ---------------  -------------------

Costs and estimated earnings in excess of
  billings, net . . . . . . . . . . . . .  $          321   $              540
                                           ===============  ===================

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE  6.   PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                        JUNE 30, 2000   DECEMBER 31, 1999
                                                        --------------  ------------------
Rental and other accounts receivable . . . . . . . . .  $          945  $            2,036
Development costs. . . . . . . . . . . . . . . . . . .             479                 151
Furniture and equipment, net . . . . . . . . . . . . .             830               1,368
Option and escrow deposits and impounds. . . . . . . .             495               1,319
Other assets, primarily prepaid expenses and loan fees             871               1,397
                                                        --------------  ------------------

                                                        $        3,620  $            6,271
                                                        ==============  ==================

NOTE  7.   NOTES  PAYABLE

Notes  payable  consist  of  the  following  (in  thousands):

                                                   OUTSTANDING BALANCE AT
                                                  ------------------------
                                                  DECEMBER 31,   JUNE 30,        INTEREST          MATURITY     APPROXIMATE
                                                  ------------  ----------       RATES AT          DATES AT       MONTHLY
                                                      1999         2000       JUNE 30, 2000     JUNE 30, 2000     PAYMENTS
                                                  -------------  ---------  ------------------  --------------  ------------
Notes payable to various financial institutions,
  collateralized by first trust deeds on real
  property with a carrying value of $114.0                                                      February 2007-
  million at June 30, 2000. . . . . . . . . . . . $      84,722  $  69,927        7.9% - 15.3%  November 2027   $       546

Notes payable to various financial institutions,
  collateralized by second deeds of trust on                                                    September 2000-
  real property . . . . . . . . . . . . . . . . .             -      3,837               20.0%  December 2000            21

Notes payable to various financial institutions,
  unsecured . . . . . . . . . . . . . . . . . . .         2,108          -                                                -

Notes payable to various financial institutions,
  collateralized by other assets.  Includes
  $521,000 collateralized by Common Stock
  personally owned by the Company's President
  and principal stockholder, James C. Saxton,
  and includes $181,000 payable at June 30,
  2000 to VOA to acquire interests in VOA's                                                     March 2000 -
  tax credit partnerships . . . . . . . . . . . .         3,146        702        9.0% - 12.0%  January 2002              4
                                                  -------------  ---------

     Subtotal of various financial
        institutions                                     89,976     74,466
                                                  -------------  ---------

Notes payable to various individuals, secured by
  first trust deeds on real property                     14,132          -                                                -

Notes payable to various individuals,
  unsecured   . . . . . . . . . . . . . . . . . .         6,355          -                                                -

Notes payable to various individuals,
  collateralized by other assets, including
  $1.9 million collateralized by Common Stock
  personally owned by the Company's President
  and principal stockholder, James C. Saxton
  Also includes $5.2 million collateralized
  by second deeds of trust on commercial
  properties owned by the Company . . . . . . . .         7,300          -                                                -
                                                  -------------  ---------

     Subtotal of notes payable to
        various individuals  . . . . . . . . . . . .     27,787          -
                                                  -------------  ---------

     Total . . . . . . . . . . . . . . . . . . .  $     117,763  $  74,466
                                                  =============  =========

     A substantial number of the above notes payable were in default but not in foreclosure at June 30, 2000.

     The Company had 5 properties in foreclosure as of August 15, 2000. The Company is attempting to prevent foreclosure sales by completing pending property sales and other sales, which could provide sufficient cash flows to payoff the related debt. There can be no assurance that the Company will be successful in preventing the foreclosure sales of these properties.

     The properties in foreclosure as of August 15, 2000 and their related debt outstanding at June 30, 2000 are as follows:

                         COLLATERAL           AMOUNT            FORECLOSURE
                       CARRYING VALUE       OUTSTANDING     AND/OR EXPIRATION OF
PROPERTY              AT JUNE 30, 2000   AT JUNE 30, 2000     FORBEARANCE DATE
--------------------  -----------------  -----------------  --------------------

Sahara Vista B . . . $        6,612,000  $       3,731,691     August 23, 2000
Regency Plaza. . . .          2,732,000          1,459,094     August 23, 2000
Sahara West. . . . .          1,854,000          1,451,153  September 18, 2000
Sahara Vista A (1) .          4,809,000          3,927,648                 N/A
Silver Springs C (2)          7,083,000          3,808,986                 N/A
                      -----------------  -----------------

  Total. . . . . . .  $      23,090,000  $      14,378,572
                      =================  =================

(1) The Company has met the requirements of the forbearance agreement and is awaiting release.
(2) The Company has agreed to terms with the lender that will allow the loan to become current and the remaining balance in use by the Company as a homebuilding production loan.

Notes  secured  by real property and refinanced at June 30, 2000 are as follows:

                               COLLATERAL
                             CARRYING VALUE      AMOUNT     INTEREST RATE     MATURITY
PROPERTY                    AT JUNE 30, 2000   REFINANCED    ON NEW NOTE        DATE
--------------------------  -----------------  -----------  --------------  ------------
Smoke Ranch. . . . . . . .  $       2,531,000  $ 1,498,844  Prime + 1.5%    June 1, 2001
Madre Mesa North and South          3,699,000    1,328,902  Prime + 1.5%    June 1, 2001
                            -----------------  -----------

  Total. . . . . . . . . .  $       6,230,000  $ 2,827,746
                            =================  ===========

  Unsecured  notes  payable  refinanced  at  June  30,  2000  are  as  follows:

                                  AMOUNT     INTEREST RATE   MATURITY
NEW NOTE COLLATERALIZED BY:     REFINANCED    ON NEW NOTE    DATE
------------------------------  -----------  --------------  --------------
2nd Deed of Trust Corte Madera  $ 1,790,000        10%       April 30, 2001

     For the remaining notes payable with maturity dates in 2000, management is negotiating refinancing alternatives with the applicable lenders.

     On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (8.50% at December 31, 1999 and 9.50% at June 30, 2000), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of June 30, 2000, the Company had outstanding indebtedness of $2,300,000 maturing on August 1, 2000 and $500,000 maturing on March 12, 2000 for a total indebtedness of $2,800,000 (included in notes payable to financial institutions). Under the terms of the agreement, the Company is required to meet certain financial covenants. At June 30, 2000, the Company was in default on this loan.

     On February 9, 1998, the Company entered into a $10,000,000 revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate in effect from time to time. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1,000,000 was payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. The due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1999 and June 30, 2000, the Company had outstanding indebtedness of $5,000,000 (included in notes payable to financial institutions). At June 30, 2000, the Company was in default on this line of credit.

     The approximate principal maturities of notes payable outstanding as of June 30, 2000 are as follows (in thousands):

                  Year ending December 31,
                           2000. . . . . . . . . .  $  44,764
                           2001. . . . . . . . . .     13,424
                           2002. . . . . . . . . .      1,694
                           2003. . . . . . . . . .          -
                           2004. . . . . . . . . .          -
                           Thereafter. . . . . . .     14,584
                                                    ---------

                                                    $  74,466
                                                    =========


NOTE  8.   NOTES PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain Stockholders, Officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 19.0%, with all amounts due at various dates in 2000. During the first quarter of 1999, the Company borrowed $724,000 and $300,000 from the Company's President and principal stockholder, James C. Saxton. The notes matured on February 1, 2000 and bear interest at 19.0% and 18.0% per annum, respectively. At June 30, 2000, the outstanding balances were $724,000 and $300,000, respectively and these loans were in default.

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company paid Mr. Clark $300,000 through December 31, 1999. The remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000 of which $225,000 was paid in the first quarter of 2000. The outstanding balance at June 30, 2000 was $475,000. As of June 30, 2000 this loan was in default.

     During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares of Common Stock, or 6.9% of the Company's outstanding shares as of December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at June 30, 2000 was $591,000. At June 30, 2000, this loan was in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of common stock, or approximately 44.1% of the Company's outstanding shares at December 31, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton, aggregating $7.6 million, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at June 30, 2000 was $5.4 million. As of June 30, 2000, these loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE  9.   EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):

                                THREE MONTHS ENDED JUNE 30, 2000  THREE MONTHS ENDED JUNE 30, 1999
                                --------------------------------  --------------------------------
                                                      PER-SHARE                       PER-SHARE
                                 INCOME    SHARES      AMOUNT     INCOME    SHARES      AMOUNT
                                --------  ---------  -----------  -------  ---------  ----------
Income (loss) before
  extraordinary gain . . . . .  $(6,829)                          $ 1,094

Basic EPS
---------
Income (loss) before
  extraordinary gain . . . . .   (6,829)  8,336,455  $    (0.81)    1,094  7,732,922  $     0.14
                                --------  ---------  ===========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -           -                     -      1,263
                                --------  ---------               -------  ---------

Diluted EPS
-----------
Income (loss) before
  extraordinary gain. . . . .   $(6,829)  8,336,455  $    (0.81)  $ 1,094  7,734,185  $     0.14
                                ========  =========  ===========  =======  =========  ==========


                                 SIX MONTHS ENDED JUNE 30, 2000   SIX MONTHS ENDED JUNE 30, 1999
                                -------------------------------   ------------------------------
                                                      PER-SHARE                       PER-SHARE
                                 INCOME    SHARES      AMOUNT     INCOME    SHARES      AMOUNT
                                --------  ---------  -----------  -------  ---------  ----------
Income (loss) before
  extraordinary gain . . . . .  $(9,240)                          $ 1,948

Basic EPS
---------
Income (loss) before
  extraordinary gain . . . . .   (9,240)  8,153,096  $    (1.13)    1,948  7,732,922  $     0.25
                                --------  ---------  ===========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -           -                     -      1,766
                                --------  ---------               -------  ---------

Diluted EPS
-----------
Income (loss) before
  extraordinary gain . . . . .  $(9,240)  8,153,096  $    (1.13)  $ 1,948  7,734,688  $     0.25
                                ========  =========  ===========  =======  =========  ==========


                                THREE MONTHS ENDED JUNE 30, 2000  THREE MONTHS ENDED JUNE 30, 1999
                                --------------------------------  --------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Extraordinary gain on
 troubled debt restructuring .  $18,044                         $     -

Basic EPS
---------
Extraordinary gain on
 troubled debt restructuring .   18,044  8,336,455  $     2.16        -  7,732,922  $        -
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,263
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Extraordinary gain on
 troubled debt restructuring .  $18,044  8,336,455  $     2.16  $     -  7,734,185  $        -
                                =======  =========  ==========  =======  =========  ==========

                                 SIX MONTHS ENDED JUNE 30, 2000   SIX MONTHS ENDED JUNE 30, 1999
                                -------------------------------   ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Extraordinary gain on
 troubled debt restructuring .  $18,044                         $     -

Basic EPS
---------
Extraordinary gain on
  troubled debt restructuring.   18,044  8,153,096  $     2.21        -  7,732,922  $        -
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,766
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Extraordinary gain on
  troubled debt restructuring.  $18,044  8,153,096  $     2.21  $     -  7,734,688  $        -
                                =======  =========  ==========  =======  =========  ==========


                                THREE MONTHS ENDED JUNE 30, 2000  THREE MONTHS ENDED JUNE 30, 1999
                                --------------------------------  --------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $11,215                         $ 1,094

Basic EPS
---------
Income applicable to
  Common stockholders. . . . .   11,215  8,336,455  $     1.35    1,094  7,732,922  $     0.14
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,263
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Income applicable to
  Common stockholders
  and assumed conversions. . .  $11,215  8,336,455  $     1.35  $ 1,094  7,734,185  $     0.14
                                =======  =========  ==========  =======  =========  ==========


                                 SIX MONTHS ENDED JUNE 30, 2000  SIX MONTHS ENDED JUNE 30, 1999
                                -------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $ 8,804                         $ 1,948

Basic EPS
---------
Income applicable to
  Common stockholders. . . . .    8,804  8,153,096  $     1.08    1,948  7,732,922  $     0.25
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,766
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Income applicable to
  Common stockholders
  and assumed conversions. . .  $ 8,804  8,153,096  $     1.08  $ 1,948  7,734,688  $     0.25
                                =======  =========  ==========  =======  =========  ==========

     The Company had options outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for June 30, 1999 and 2000 were 736,198 and 615,115, respectively.

NOTE  10.   MANAGEMENT  STOCK  OPTION  PLAN

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock, up to a maximum of 500,000 shares. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. All officers, employees (including employees who are Directors), consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees will be eligible to receive incentive stock options. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 25,000 shares in any year. As of June 30, 2000, there were 289,300 options outstanding under the Option Plan. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market.

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

     The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $29.9 million and $33.8 million at December 31, 1999 and June 30, 2000, respectively.

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

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three and six months ended June 30, 1999 and 2000, respectively (in thousands):

                                            THREE MONTHS ENDED JUNE 30, 2000
                         ----------------------------------------------------------------------------------
                                                                         PROPERTY
                          DESIGN-BUILD                    SALES OF    OPERATIONS AND
                            SERVICES      HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                         --------------  --------------  ----------  ----------------  --------  ----------
Revenue . . . . . . . .  $       1,972   $      14,778   $  25,028   $           855   $   590   $  43,223
Costs . . . . . . . . .          2,000          14,559      26,405               244         -      43,208
                         --------------  --------------  ----------  ----------------  --------  ----------
  Gross profit (loss) .  $         (28)  $         219   $  (1,377)  $           611   $   590   $      15
                         ==============  ==============  ==========  ================  ========  ==========

Depreciation and
  amortization expense.  $           -   $         124   $       -   $           220   $  (123)  $     221

Interest expense. . . .  $           -   $           -   $       -   $          (451)  $(1,158)  $  (1,609)
Interest income . . . .  $           -   $           1   $       -   $             -   $     -   $       1

Total assets. . . . . .  $      10,864   $      71,368   $     209   $        44,211   $ 5,301   $ 131,953



                                          THREE MONTHS ENDED JUNE 30, 1999
                         ----------------------------------------------------------------------------
                                                                     PROPERTY
                        DESIGN-BUILD                  SALES OF    OPERATIONS AND
                          SERVICES     HOMEBUILDING   PROPERTY      MANAGEMENT      OTHER     TOTAL
                        -------------  -------------  ---------  ----------------  -------  ---------
Revenue. . . . . . . .  $       7,417  $      25,430  $     137  $           844   $  588   $ 34,416
Costs. . . . . . . . .          5,914         21,932         18              236        -     28,100
                        -------------  -------------  ---------  ----------------  -------  ---------
  Gross profit . . . .  $       1,503  $       3,498  $     119  $           608   $  588   $  6,316
                        =============  =============  =========  ================  =======  =========

Depreciation and
  amortization expense  $           -  $         124  $       -  $           191   $  262   $    577

Interest expense . . .  $           -  $           -  $       -  $        (2,060)  $  (27)  $ (2,087)
Interest income. . . .  $           -  $           -  $       -  $           233   $    -   $    233

Total assets . . . . .  $      43,441  $      83,847  $       -  $        49,398   $8,908   $185,594



                                        SIX MONTHS ENDED JUNE 30, 2000
                         --------------------------------------------------------------------------------
                                                                       PROPERTY
                         DESIGN-BUILD                   SALES OF    OPERATIONS AND
                           SERVICES     HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                        --------------  -------------  ----------  ----------------  --------  ---------
Revenue. . . . . . . .  $       2,342   $      34,062  $  29,325   $         1,814   $   964   $ 68,507
Costs. . . . . . . . .          2,785          32,295     30,183               753         -     66,016
                        --------------  -------------  ----------  ----------------  --------  ---------
 Gross profit (loss) .  $        (443)  $       1,767  $    (858)  $         1,061   $   964   $  2,491
                        ==============  =============  ==========  ================  ========  =========

Depreciation and
 amortization expense.  $           -   $         240  $       -   $           227   $   311   $    778

Interest expense . . .  $           -   $           -  $       -   $        (1,070)  $(2,146)  $ (3,216)
Interest income. . . .  $           -   $           4  $       -   $             -   $     7   $     11

Total assets . . . . .  $      10,864   $      71,368  $     209   $        44,211   $ 5,301   $131,953

                                      SIX MONTHS ENDED JUNE 30, 1999
                        ----------------------------------------------------------------------------
                                                                    PROPERTY
                       DESIGN-BUILD                  SALES OF    OPERATIONS AND
                         SERVICES     HOMEBUILDING   PROPERTY      MANAGEMENT      OTHER     TOTAL
                       -------------  -------------  ---------  ----------------  -------  ---------
Revenue . . . . . . .  $      12,167  $      47,101  $   1,687  $         1,854   $1,159   $ 63,968
Costs . . . . . . . .          9,782         41,162      1,024              523        -     52,491
                       -------------  -------------  ---------  ----------------  -------  ---------
 Gross profit . . . .  $       2,385  $       5,939  $     663  $         1,331   $1,159   $ 11,477
                       =============  =============  =========  ================  =======  =========

Depreciation and
 amortization expense  $           -  $         250  $       -  $           349   $  509   $  1,108

Interest expense. . .  $           -  $           -  $       -  $        (3,657)  $  (27)  $ (3,684)
Interest income . . .  $           -  $           -  $       -  $           478   $    -   $    478

Total assets. . . . .  $      43,441  $      83,847  $       -  $        49,398   $8,908   $185,594

     Revenues as a percentage of total revenues generated by geographic location are as follows:

                    THREE MONTHS ENDED  SIX MONTHS ENDED
                         JUNE 30,           JUNE 30,
                     2000      1999      2000     1999
                   --------  --------  -------  --------
         Arizona      48.2%     42.2%    59.4%     42.2%
         Nevada.      43.6      48.0     35.4      46.4
         Utah. .       8.2       9.8      5.2      11.4
                   --------  --------  -------  --------

           Total     100.0%    100.0%   100.0%    100.0%
                   ========  ========  =======  ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

Three  months  Ended  June 30, 2000 Compared to Three months Ended June 30, 1999
--------------------------------------------------------------------------------

     Revenue. Total revenue was $43.2 million for the three months ended June 30, 2000, representing a $8.8 million, or 25.6%, increase from $34.4 million for the three months ended June 30, 1999, primarily due to the sale of land in development and land held for sale for which the Company recognized an additional extraordinary gain of $22.9 million. The Company had 126 single-family home closings for the three months ended June 30, 2000 representing a decrease of 46.2%, from the 234 closings for the three months ended June 30, 1999. This decrease was primarily a result of a halt in construction in Nevada and Utah during the quarter. Home closings for the three months ended June 30, 2000 included 18 in Nevada, 1 in Utah and 107 in Arizona. For the three months ended June 30, 1999, home closings included 94 in Nevada, 5 in Utah and 135 in Arizona. Construction revenue for the three months ended June 30, 2000 was $2.0 million, a decrease of $5.4 million, or 73.0%, from $7.4 million during the three months ended June 30, 1999. Sale of commercial properties was $0 for the three months ended June 30, 2000 compared to $137,000 for the three months ended June 30, 1999. Rental and other revenue increased to $855,000 for the three months ended June 30, 2000, or 1.3%, from $844,000 in the second quarter of 1999. This increase was primarily due to increased occupancy levels.


     Cost of Revenue. Total cost of revenue was $43.2 million for the three months ended June 30, 2000, representing a $15.1 million, or 53.8%, increase from $28.1 million for the three months ended June 30, 1999. Cost of revenue for the three months ended June 30, 2000 as a percentage of revenue was 100.0%, compared to 81.6% for the three months ended June 30, 1999. Costs increased due to the Company's use of new vendors which were more expensive than the previously contracted vendors.

     Gross Profit. Gross profit as a percent of revenue decreased to 0.03% for the three months ended June 30, 2000 from 18.4% for the comparable period in 1999. Primarily due to higher construction costs associated with the Company's credit problems and non-payment issues. Gross margins on the sales of homes decreased to 1.5% in the three months ended June 30, 2000 compared to 13.8% in the three months ended June 30, 1999, also due to the Company's credit problems and non-payment issues. The Company was unable to utilize some of the subcontracting workforce it previously used. Therefore, new contracts had to be written to complete the work, which resulted in higher costs. In addition, the interest capitalized to each home increased due to the Company's production of fewer homes to carry the burden. Gross margin on construction revenue decreased to (1.4)% in the three months ended June 30, 2000, compared to 20.3% in the same period of 1999.

     General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended June 30, 2000, representing a $100,000, or 4.2%, decrease from $2.4 million for the three months ended June 30, 1999, primarily due to a decrease in payroll offset by higher professional fees.

     Depreciation and Amortization. Depreciation and amortization expense was $221,000 for the three months ended June 30, 2000, representing a $356,000, or 61.7%, decrease from $577,000 for the three months ended June 30, 1999, primarily due to the discontinuation of depreciation on operating properties held for sale at June 30, 2000.

     Interest Expense, Net. Interest expense, net, was $1.6 million for the three months ended June 30, 2000, representing a $300,000 or 15.8%, decrease from $1.9 million for the three months ended June 30, 1999. This was primarily due to the reduction in notes payable as a result of the extinguishment of troubled debt in May 2000.

     Income (Loss) Before Provision for Income Taxes. As a result of the foregoing factors, without consideration of extraordinary gain, loss before provision for income taxes was $8.9 million for the three months ended June 30, 2000, representing a $10.4 million, or 693.3% decrease from $1.5 million for the three months ended June 30, 1999. Income (loss) before provision for income taxes as a percentage of total revenue was (20.7)% for the three months ended June 30, 2000 as compared to 4.4% for the three months ended June 30, 1999.

Six  months  Ended  June  30,  2000  Compared  to Six months Ended June 30, 1999
--------------------------------------------------------------------------------

     Revenue. Total revenue was $68.5 million for the six months ended June 30, 2000, representing a $4.5 million, or 7.1%, increase from $64.0 million for the six months ended June 30, 1999, primarily due to the sale of land in development and land held for sale for which the Company recognized an extraordinary gain of $22.9 million. The Company had 290 single-family home closings for the six months ended June 30, 2000 representing a decrease of 31.6%, from the 424 closings for the six months ended June 30, 1999. Home closings for the six months ended June 30, 2000 included 28 in Nevada, 4 in Utah and 258 in Arizona. For the six months ended June 30, 1999, home closings included 154 in Nevada, 23 in Utah and 247 in Arizona. This decrease was primarily a result of a halt in construction in Nevada and Utah during the first half of 2000. Construction revenue for the six months ended June 30, 2000 was $2.3 million, a decrease of $9.9 million, or 81.2%, from $12.2 million during the six months ended June 30, 1999. Sale of commercial properties was $3.5 million for the six months ended June 30, 2000 compared to $1.6 million for the six months ended June 30, 1999. Three commercial operating properties were sold in the first half of 2000, compared to a small retail center and parcel of land in the comparable period of 1999. Rental and other revenue decreased to $2.8 million for the six months ended June 30, 2000, a 7.8% decrease from $3.0 million in the comparable period of the prior year. The decrease was primarily due to a write-off of $128,000 in uncollectable rents and $114,000 in commissions on new leases. Additionally, the Company retained the services of outside property management companies to manage the TCP properties and three Homeowners Associations in the fourth quarter of 1999, resulting in a reduction in management fees billed. These amounts were offset in the first half of 2000 by increased revenue as a result of higher levels of tenant occupancy.

     Cost  of  Revenue.   Total  cost  of  revenue was $66.0 million for the six
months ended June 30, 2000, representing a $13.5 million, or 25.8%, increase from $52.5 million for the six months ended June 30, 1999. Cost of revenue for the six months ended June 30, 2000 as a percentage of revenue was 96.4%, compared to 82.0% for the six months ended June 30, 1999 costs increased due to the Company's use of new vendors which were more expensive than the previously contracted vendors.

     Gross Profit. Gross profit as a percent of revenue decreased to 3.7% for the six months ended June 30, 2000 from 17.9% for the comparable period in 1999. Gross margins on the sales of homes decreased to 5.2% in the six months ended June 30, 2000 compared to 12.6% in the six months ended June 30, 1999, primarily due to higher construction costs associated with the Company's credit problems and non-payment issues. Gross margin on construction revenue decreased to (18.9)% in the six months ended June 30, 2000, compared to 19.6% in the same period of 1999, also due to the Company's credit problems and non-payment issues. The Company was unable to utilize some of the subcontracting workforce it previously used. Therefore, new contracts had to be written to complete the work, which resulted in higher costs. In addition, the interest capitalized to each home increased due to the Company production of fewer homes to carry the burden. Gross profit margin on commercial properties sold in the six months ended June 30, 2000 decreased to 11.4% from 39.3% in the six months ended June 30, 1999, primarily due to yielding a lower gross profit margin on the three commercial operating properties sold in the first half of 2000 as compared to the one property that was sold in the same period of 1999.

     General and Administrative Expenses. General and administrative expenses were $5.9 million for the six months ended June 30, 2000, representing a $1.5million, or 34.1%, increase from $4.4 million for the six months ended June 30, 1999. This was primarily a result of increased legal, accounting and consulting fees as a result of a cash flow shortage, in addition to fewer job-costed wages resulting from of a halt in construction in Nevada and Utah . General and administrative expense as a percentage of total revenue was 8.7% for the six months ended June 30, 2000 as compared to 6.9% for the six months ended June 30, 1999.

     Depreciation and Amortization. Depreciation and amortization expense was $778,000 for the six months ended June 30, 2000, representing a $322,000, or 29.3%, decrease from $1.1 million for the six months ended June 30, 1999, primarily due to the discontinuation of depreciation on operating properties held for sale at June 30, 2000.

     Interest Expense, Net. Interest expense, net, was $3.2 million for the six months ended June 30, 2000 and six months ended June 30, 1999.

     Income (Loss) Before Provision for Income Taxes. As a result of the foregoing factors, before consideration of extraordinary gain, loss before provision for income taxes was $12.3 million for the six months ended June 30, 2000, representing a $15.0 million, or 555.6%, decrease from $2.7 million for the six months ended June 30, 1999. Income (loss) before provision for income taxes as a percentage of total revenue was (17.9)% for the six months ended June 30, 2000 as compared to 4.3% for the six months ended June 30, 1999.

     As of March 31, 2000, loss before provision for income taxes was $3.2 million as a result of which the Company accrued a tax benefit of $918,000. As a result of the extraordinary gain on troubled debt restructing that the Company recognized in the second quarter, as of June 30, 2000, income before provision for income taxes but including the extraordinary gain was $10.6 million. As a result of this gain, the Company accrued a tax liability of $2.8 million thereby converting the accrued tax benefit of $918,000 as of March 31, 2000, into an accrued tax liability of $1.9 million as of June 30, 2000. These amounts are reflected on the Condensed Consolidated Statements of Income as an accrued liability for income taxes on the extraordinary gain from troubled debt restructuring of $4.9 million offset by an accrued benefit for income taxes from operations of $3.0 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

Workout  Plan
-------------

     The Company has experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first half of 2000, primarily due to cash flow problems and over expansion, and was in default on a substantial number of its notes payable at June 30, 2000. The inadequate cash flow problem was due to several factors, including: the purchase of Diamond Key Homes in November 1998 for approximately $12.9 million, including $10.9 million in cash, a portion of which was borrowed funds; over expansion; purchases of land in Utah in the first and third quarters of 1999 for $4.5 million, which the Company purchased using a combination of high interest rate, short term debt and funds intended for working capital and other purposes, and for which the Company was unable to obtain permanent replacement financing on satisfactory terms; and the Company's failure to adequately monitor and manage its cash flow. The aforementioned facts and circumstances have raised substantial doubt that the Company will be able to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

     Cash Flow Funds Controls. The Company has finalized details of various loan terms with its creditors and subcontractors in Nevada allowing certain controls on its use of cash, including a voucher control system with Nevada Construction Services to coordinate payments to lenders and subcontractors. The Company has also reached agreements with the majority of its Nevada subcontractors to accept a pro rata share of proceeds from the sales of future units through escrow disbursements, after the primary lenders have been paid, until the subcontractors' obligations are satisfied. These payments will be made through escrow to insure payment is made timely and accurately to the lenders and subcontractors. The Company has also agreed to weekly monitoring of the Company's progress to insure adherence to the Workout Plan. With these agreements in place, construction resumed in Nevada on two multi-family developments in April 2000 and five single-family subdivisions in July 2000.
The Company is currently attempting to reach similar agreements with its Utah creditors and subcontractors.

     Retirement of Debt and Sale of Properties. An agreement was reached on May 12, 2000 with a group of the Company's various individual debt holders ("Debt Holder"), which allowed the Company to dispose of certain of its assets so as to improve its balance sheet and its cash flow. The agreement provided for the Debt Holder to acquire assets from the Company with a carrying value of $14.2 million, comprised of the Company's rights to a 914 acre parcel of undeveloped land in Tucson, Arizona, a 112 acre parcel of undeveloped land in North Las Vegas, Nevada, and two properties under development in Phoenix, Arizona. In exchange for such assets, the Debt Holder forgave any and all indebtedness of the Company in favor of the Debt Holder, aggregating approximately $31.6 million (including assumption of $3.6 million in unrelated debt on two Phoenix, Arizona properties) at the date of sale, and bearing interest rates ranging from 0.0% to 30.0%. The Company received the Debt Holder's interest in a condominium project that has a fair value of approximately $8.9 million and related debt of $7.7 million (assumed by the Company). This agreement eliminated the high interest rate debt the Company has recorded with respect to these assets and it improves the balance sheet position in that the primary asset being given in exchange for the extinguishment of debt is a contract to acquire the 914 acre parcel, which was recorded as a $1.8 million asset on the Company's Consolidated Balance Sheet. The sale of properties and extinguishment of debt resulted in debt retirement of approximately $31.6 million of notes payable and $5.6 million of deposit liabilities. As a result of this transaction, the Company recognized an extraordinary gain on extinguishment of troubled debt of $22.9 million in May 2000. Although some of the Debt Holder's obligations were unsecured, much of the debt was secured. Hence, this transaction has freed up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages. Net income (loss) before provision for income taxes without consideration of the extraordinary gain was (12.8) million for the six months ended June 30, 2000. By taking the extraordinary gain into consideration, net income (loss) before provision for income taxes increased to $10.6 million for the same period. In addition to the aforementioned transaction, through June 30, 2000 the Company has sold three operating properties and two parcels of land held for development in order to generate operating cashflow and relieve debt.

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

     The cash short fall in the initial months, until business operations stabilize, is dependent on the sales of properties. However, with the Debt Holder agreement in place, considerable cash has been freed up, and the Company's cash flow demands from short-term borrowings have diminished significantly. Additionally, it will take time to fully implement the Workout Plan and the Company may need to obtain interim financing and there can be no assurance that the Company will be able to obtain such interim financing on satisfactory terms or at all.

     The Company's claim for a federal income tax refund due to the net operating loss for the taxable years ended December 31, 1998 was processed by the Internal Revenue Service and resulted in a refund of taxes paid in the amount of $3,614. The Company did not incur a tax liability for the year ended December 31, 1999.

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

     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Interest incurred:
  Residential . . . . . . . . . . . .   $  2,989  $  2,281     5,156  $  4,450
  Commercial. . . . . . . . . . . . .        501       609     1,118     1,210
                                        --------  --------  --------  --------
    Total incurred. . . . . . . . . .   $  3,490  $  2,890  $  6,274  $  5,660
                                        ========  ========  ========  ========

Interest expensed:
  Residential . . . . . . . . . . . .   $  1,111  $  1,572  $  2,098  $  2,658
  Commercial. . . . . . . . . . . . .        501       515     1,118     1,026
                                        --------  --------  --------  --------
    Total expensed. . . . . . . . . .   $  1,612  $  2,087  $  3,216  $  3,684
                                        ========  ========  ========  ========

Interest capitalized at end of period:
  Residential . . . . . . . . . . . .   $  1,878  $    709  $  3,058  $  1,792
  Commercial. . . . . . . . . . . . .          -        94         -       184
                                        --------  --------  --------  --------
    Total interest capitalized. . . .   $  1,878  $    803  $  3,058  $  1,976
                                        ========  ========  ========  ========

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

     The Company anticipates that development of portfolio projects during 2000 will cost approximately $8.5 million in the aggregate, substantially all of which is expected to be financed with construction loans, which there is no assurance the Company will be able to obtain. The real estate development business is capital intensive and requires significant up-front expenditures to acquire and entitle land and commence development. The Company typically finances, and will continue to finance, its land acquisition and portfolio development activities utilizing the proceeds of institutional loans secured by real property. In some cases, the Company plans to utilize private financing, typically on a short-term or interim basis. In cases where the Company holds a property after completion of construction, the Company generally seeks to obtain permanent financing secured by the property. There can be no assurance, however, that the Company will be able to obtain satisfactory financing for the development of any of its projects and the failure to obtain satisfactory financing would have a material adverse effect on the Company, its operations and its financial condition. The Company also expects purchases of construction and computer equipment during 2000 to be nominal, based on the Company's debt restructuring.

     At June 30, 2000, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $33.0 million, representing developer fees and land and construction costs. This amount has been written down to their fair value of $9.1 million.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position. As such, the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at June 30, 2000 and are actively being marketed for sale. Therefore, at June 30, 2000, the amounts are recorded at the lower of cost or fair value, less selling expenses. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties.

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements. In addition, management's estimated future cash flows exceeded the gross receivable balance at June 30, 2000.

     The Company has made its capital contributions to the eight Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.4 million, to meet operating deficits, if any, of such Tax Credit Partnerships. The Company does not plan to pursue any new Tax Credit Projects in the foreseeable future.

BACKLOG

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies, such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At December 31, 1999 and June 30, 2000, the Company had 356 homes and 150 homes in backlog, respectively, representing aggregate sales values of approximately $40.1 million and $18.1 million, respectively. The decrease in backlog at June 30, 2000 is primarily attributable to cancellations as a result of the construction work slowdown in Nevada and Utah in the fourth quarter of 1999 and halt of construction in the first half of 2000. There can be no assurance that the buyers will remain in place long enough for the Company to close the sales.

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

     The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects are defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At December 31, 1999 and June 30, 2000, the Company had backlog under its design-build contracts of approximately $10.9 million. There was no change in design-build backlog due to the decline in construction activity in Nevada in the fourth quarter of 1999 and a halt in construction in the first half of 2000 due to the Company's weakend cash flow position.

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

     Effects of Changing Prices, Inflation and Interest Rates. Management believes that inflation has not had a material impact on the Company's operations. Substantial increases in labor costs, workers' compensation rates and employee benefits, equipment costs, material or subcontractor costs could adversely affect the operations of the Company for future periods to the extent that the Company is unable to pass such increases on to its construction clients or the purchasers of its properties. The Company had outstanding approximately $58.1 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 10.1% per annum at June 30, 2000. If the interest rates on the floating rate debt increase in accordance with changes to the indices upon which the rates are based, debt service obligations of the Company will increase.

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


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In February 1996, Dorothy Kidd initiated litigation against the Company in connection with TVS Joint Venture and TVS General Partnership, a single asset partnership in which Ms. Kidd and the Company were partners. A partnership dispute arose and Ms. Kidd filed suit seeking unspecified damages. Per the partnership agreement, the litigation was converted into a binding arbitration and in May 2000, the parties resolved the matter via a settlement agreement. Ms. Kidd was awarded $750,000 subject to the terms and conditions set forth in said settlement agreement and stipulated arbitration award.

     In March 13, 2000, pursuant to a purchase/settlement agreement with Volunteers of America (VOA) National Housing Corp., which was approved by the Company's Board of Directors in the fourth quarter of 1999, the Company agreed to pay VOA $1,325,000 to acquire their interest in Tax Credit Partnerships. The purchase/settlement agreement was subsequently reduced to a judgement. A portion of the judgement, $1,000,000, was to be satisfied by the Company issuing 457,142 shares of Saxton Common Stock (representing approximately 5.8% of the Company's Common Stock issued and outstanding on March 12, 2000). The balance of $325,000 was to be paid over a period of time; of which $125,000 was paid in the first quarter of 2000, with the reminder to be paid in annual installments, over the next two years. The Company delivered the stock. However, VOA contested the delivery of the stock. The District Court clarified its judgement to require not only delivery, but registration of the stock, and ruled that the Company had not complied with the stock component of the judgment; lifted the stay, and the $1,000,000 plus interest became executable. The Company appealed the District Court order clarifying judgement to the Supreme Court. The company posted a supersedeas bond, and on August 2, 2000 execution on the judgement was stayed pending its appeal. On June 30, 2000 the Common Stock issued to VOA is considered issued and outstanding and is recorded as a component of stockholder equity.

ITEM  2.  CHANGES  IN  SECURITIES

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Exhibit 10.21 - Sale of the Tucson, Arizona division of Diamond Key Homes.
     Exhibit 10.22 - Dorothy  Kidd  vs.  Saxton,  settlement  agreement  and stipulated arbitration  award.
     Exhibit 10.23 - Disposition  of  Assets,  HomeBanc Mortgage Corporation.
     Exhibit 10.24 - Extinguishment  of  troubled  debt,  workout  agreement.
     Exhibit 10.25 - VOA - Order granting stay and limited remand for determination of bond amount.
     Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 2000.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during or dated for the first half of fiscal year ended December 31, 2000 and for the period between January 1, 2000 and the date hereof:

Form 8-K dated and filed March 24, 2000 relating to press release with respect to pending fourth quarter loss issued on March 23, 2000.

Form 8-K dated April 12, 2000 and filed April 24,2000 related to resignation of two directors, non-timely filing of Form 10-K and potential delisting from Nasdaq.

Form 8-K dated April 27, 2000 and filed May 8, 2000 related to the resignation of a director and Chief Accounting Officer.

Form 8-K dated May 5, 2000 and filed May 9, 2000 related to additional Nasdaq delisting notification.

Form 8-K dated June 14, 2000 and filed June 16, 2000 related to the delisting from the Nasdaq Stock Market and resignation of an Executive Vice-President - Corporate Development and Director of the Company.

Form 8-K dated and filed August 11, 2000 related to the sale of the Tucson, Arizona division of Diamond Key Homes, the sale of the fixed assets of HomeBanc Mortgage and the resignation of two directors of the Company.

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                           DESCRIPTION                            PAGE
-------                          -----------                           ------
  10.21   Sale of the Tucson, Arizona division of Diamond Key Homes       33
  10.22   Dorothy Kidd vs. Saxton, settlement agreement and stipulated    56
          arbitration  award
  10.23   Disposition  of  Assets,  HomeBanc Mortgage Corporation         58
  10.24   Extinguishment  of  troubled  debt,  workout  agreement         61
  10.25   VOA - Order granting stay and limited remand for determination  65 of bond amount
  27      Financial Data Schedule for the quarter ended June 30, 2000     67