Form 10-Q
period 2000-09-30
SAXTON INC
filed 2000-11-21
CIK 1014488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

The number of shares of common stock, par value $.001 per share, outstanding as of September 30, 2000 was 8,336,455.

                        SAXTON INCORPORATED AND SUBSIDIARIES
                                     FORM 10-Q



                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.   FINANCIAL INFORMATION

          Item 1.     Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets  -
                      September 30, 2000 and December 31, 1999. . . . . . . . . . . . .      3

                      Condensed Consolidated Statements of Income -
                      Three and Nine Months Ended September 30, 2000 and 1999. . . . . .   4-5

                      Condensed Consolidated Statement of  Stockholders'
                      Equity - Nine Months Ended September 30, 2000. . . . . . . . . . .     6

                      Condensed Consolidated Statements of Cash Flows -
                      Nine Months Ended September 30, 2000 and 1999. . . . . . . . . . .   7-8

                      Notes to Condensed Consolidated Financial Statements . . . . . . .     9

          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . . . . . . . . . .    20

          Item 3.     Quantitative and Qualitative Disclosures About Market Risk. . . .     25

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .    26

          Item 2.     Changes in Securities. . . . . . . . . . .   . . . . . . . . . . .    26

          Item 3.     Defaults Upon Senior Securities and Use of Proceeds. . . . . . . .    26

          Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . .    26

          Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . .    26

          Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     26

          SIGNATURES. . . . . . . . . . .   . . . . . . . . . . .   . . . . . . . . . . .   27

PART  I.     FINANCIAL  INFORMATION
ITEM  1.     CONDENSED  FINANCIAL  STATEMENTS


                                   SAXTON INCORPORATED AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share and per share amounts)
                                               (unaudited)


                                                                           SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                                         2000             1999
                                                                          ---------------  --------------
Real estate properties (all held for sale at September 30, 2000 and December 31, 1999):
   Operating properties, net of accumulated depreciation . . . . . . . .  $       30,269   $      28,215
   Properties under development. . . . . . . . . . . . . . . . . . . . .          62,890          89,974
   Land held for future development or sale. . . . . . . . . . . . . . .          11,211          13,436
                                                                          ---------------  --------------
     Total real estate properties. . . . . . . . . . . . . . . . . . . .         104,370         131,625
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .             202           6,268
Due from Tax Credit Partnerships (held for sale at September 30, 2000
 and December 31, 1999). . . . . . . . . . . . . . . . . . . . . . . . .           7,818          12,587
Construction contracts receivable, net of allowance for doubtful
 accounts of $100 at September 30, 2000 and December 31, 1999. . . . . .             430           2,451
Costs and estimated earnings in excess of billings on uncompleted
 contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,315             760
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             290             936
Investments in joint ventures. . . . . . . . . . . . . . . . . . . . . .           3,251           3,249
Due from related parties . . . . . . . . . . . . . . . . . . . . . . . .              26              26
Goodwill, net of accumulated amortization of $896 at September 30, 2000
 and  $734 at December 31, 1999. . . . . . . . . . . . . . . . . . . . .           1,688           7,251
Deferred tax asset, net . . . . . . . . . . . . . . . . . . . . . . . . .            328           1,604
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .          3,466           6,271
                                                                          ---------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      123,184   $     173,028
                                                                          ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .  $       24,382   $      27,576
Tenant deposits and other liabilities. . . . . . . . . . . . . . . . . .             399           7,357
Billings in excess of costs and estimated earnings on uncompleted
 contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,135             220
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,340         117,763
Notes payable to related parties . . . . . . . . . . . . . . . . . . . .           9,783          10,103
Long-term capital lease obligations. . . . . . . . . . . . . . . . . . .             760           1,041
                                                                          ---------------  --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         110,799         164,060
                                                                          ---------------  --------------

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, $.001 par value.  Authorized 50,000,000
 shares; issued and outstanding 8,336,455 at September 30, 2000
 and 7,879,313 at December 31, 1999. . . . . . . . . . . . . . . . . . .               8               8
Preferred stock, $.001 par value. Authorized 5,000,000
 shares; no shares issued and outstanding. . . . . . . . . . . . . . . .               -               -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .           23,510          22,482
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,133)        (13,522)
                                                                          ---------------  --------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .          12,385           8,968
                                                                          ---------------  --------------

     Total liabilities and stockholders' equity. . . . . . . . . . . . .  $      123,184   $     173,028
                                                                          ===============  ==============


     See accompanying notes to condensed consolidated financial statements.

                                               SAXTON INCORPORATED AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except share and per share amounts)
                                                           (unaudited)

                                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                                         ------------------  --------------------
                                                                                           2000      1999      2000       1999
                                                                                         --------  --------  ---------  ---------
REVENUE:
 Construction revenue, including Tax Credit
   Partnership construction revenue of $377 and $4,024
   for the three months ended September 30, 2000 and 1999,
   respectively, and $2,719 and $14,887 for the nine months ended
   September 30, 2000 and 1999, respectively. . . . . . . . . . . . . . . . . . . . . .  $   424   $ 4,989   $  2,766   $ 17,156
 Sales of homes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,600    29,013     38,662     76,115
 Sales of commercial properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -     3,214      3,530      4,901
 Sales of land in development and land held for development . . . . . . . . . . . . . .    2,625         -     28,420          -
 Rental revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      984       815      2,798      2,669
 Other revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      156       619      1,120      1,778
                                                                                         --------  --------  ---------  ---------
     Total revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,789    38,650     77,296    102,619
                                                                                         --------  --------  ---------  ---------

COST OF REVENUE:
 Cost of construction, including Tax Credit Partnership cost of construction of $352 and $3,068 for the three months ended
   September 30, 2000 and 1999, respectively, and $3,137 and
   $10,725 for the nine months ended September 30, 2000 and 1999,
    respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      351     4,423      3,136     14,205
 Cost of homes sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,481    25,551     36,776     66,713
 Impairment of homes under development. . . . . . . . . . . . . . . . . . . . . . . . .      966         -        966          -
 Cost of commercial properties sold . . . . . . . . . . . . . . . . . . . . . . . . . .        -     3,156      3,128      4,180
 Cost of land in development and land held for development. . . . . . . . . . . . . . .    4,160         -     31,215          -
 Rental operating cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60       159        813        682
                                                                                         --------  --------  ---------  ---------
     Total cost of revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,018    33,289     76,034     85,780
                                                                                         --------  --------  ---------  ---------

 Gross profit (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,229)    5,361      1,262     16,839
                                                                                         --------  --------  ---------  ---------
 General and administrative expense . . . . . . . . . . . . . . . . . . . . . . . . . .    3,121     2,813      9,063      7,215
 Write down of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -      4,847          -
 Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      519       627      1,297      1,735
                                                                                         --------  --------  ---------  ---------
     Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,869)    1,921    (13,945)     7,889
                                                                                         --------  --------  ---------  ---------

OTHER EXPENSE:
 Interest expense, net of interest income of $5 and $354 for the three months ended September 30, 2000 and 1999, respectively, and $16 and $832 for the nine months ended September 30, 2000
   and 1999, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,096)   (1,193)    (5,301)    (4,399)
 Joint venture income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -        (5)         1        (29)
                                                                                         --------  --------  ---------  ---------
     Total other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,096)   (1,198)    (5,300)    (4,428)
                                                                                         --------  --------  ---------  ---------

Income (loss) before provision for income taxes . . . . . . . . . . . . . . . . . . . .   (6,965)      723    (19,245)     3,461
Provision (benefit) for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .     (550)      176      3,590        966
                                                                                         --------  --------  ---------  ---------

Income (loss) before extraordinary gain . . . . . . . . . . . . . . . . . . . . . . . .   (6,415)      547    (15,655)     2,495
Extraordinary gain on troubled debt restructuring, net of income taxes of  $0 for the three months and $4,911 for the nine months ended
 September 30, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -     18,044          -
                                                                                         --------  --------  ---------  ---------
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,415)  $   547   $  2,389   $  2,495
                                                                                         ========  ========  =========  =========


     See accompanying notes to condensed consolidated financial statements.

                                          SAXTON INCORPORATED AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        Continued
                                                       (unaudited)


                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                        -----------------------  -----------------------
                                                                           2000         1999        2000         1999
                                                                        -----------  ----------  -----------  ----------
EARNINGS PER COMMON SHARE:
Basic:
------
Income (loss) before extraordinary gain . . . . . . . . . . . . . . .   $    (0.77)  $     0.07  $    (1.91)  $     0.32
Extraordinary gain on troubled debt restructuring, net of income taxes           -            -        2.20            -
                                                                        -----------  ----------  -----------  ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .    $    (0.77)  $     0.07  $     0.29   $     0.32
                                                                        ===========  ==========  ===========  ==========

Weighted-average number of common shares outstanding . . . . . . . . .   8,336,455    7,732,922   8,214,662    7,732,922
                                                                        ===========  ==========  ===========  ==========


Diluted:
--------
Income (loss) before extraordinary gain . . . . . . . . . . . . . . .   $    (0.77)  $     0.07  $    (1.91)  $     0.32
Extraordinary gain on troubled debt restructuring, net of income taxes           -            -        2.20            -
                                                                        -----------  ----------  -----------  ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .    $    (0.77)  $     0.07  $     0.29   $     0.32
                                                                        ===========  ==========  ===========  ==========
Weighted-average number of common shares outstanding assuming
 dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,336,455    7,733,089   8,214,662    7,734,047
                                                                        ===========  ==========  ===========  ==========


     See accompanying notes to condensed consolidated financial statements.

                                 SAXTON INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            (in thousands)
                                             (Unaudited)



                                                                  ADDITIONAL
                                              SHARES     COMMON     PAID-IN     ACCUMULATED
                                            OUTSTANDING   STOCK     CAPITAL       DEFICIT      TOTAL
                                            -----------  -------  -----------  -------------  -------

Balance at December 31, 1999 . . . . . . .        7,879  $     8  $    22,482  $    (13,522)  $ 8,968
Stock issued in connection with Volunteers
 of America (VOA) purchase agreement . . .          457        -        1,028             -     1,028
Net income for the nine months
 ended September 30, 2000. . . . . . . . .            -        -            -         2,389     2,389
                                            -----------  -------  -----------  -------------  -------

Balance at September 30, 2000. . . . . . .        8,336  $     8  $    23,510  $    (11,133)  $12,385
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

                       SAXTON INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (Unaudited)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              --------------------
                                                                2000       1999
                                                              ---------  ---------

Cash flows from operating activities:
-------------------------------------
 Net income . . . . . . . . . . . . . . . . . . . . . . . .   $  2,389   $  2,495
 Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation and amortization . . . . . . . . . . . . .     1,297      1,735
     Gain on sales of properties . . . . . . . . . . . . . .   (16,977)      (906)
     Joint venture (income) loss. . . . . . . . . . . . . .         (1)        29
     Write down of goodwill. . . . . . . . . . . . . . . . .     4,847          -
     Increase in investments in joint ventures . . . . . . .         -        (50)
     Changes in operating assets and liabilities:
       Tax Credit Partnerships . . . . . . . . . . . . . . .     4,769     (5,161)
       Construction contracts receivable . . . . . . . . . .     2,021      3,401
       Costs and estimated earnings in excess of billings
         on uncompleted contracts. . . . . . . . . . . . . .      (555)       518
       Properties under development. . . . . . . . . . . . .     3,260    (29,572)
       Prepaid expenses and other assets . . . . . . . . . .      (763)      (412)
       Deferred tax asset. . . . . . . . . . . . . . . . . .     1,276          -
       Accounts payable and accrued expenses . . . . . . . .    (3,195)     3,222
       Billings in excess of costs and
         estimated earnings on uncompleted contracts . . . .     1,274        759
       Tenant deposits and other liabilities . . . . . . . .    (1,498)        80
                                                              ---------  ---------

         Net cash used in operating activities . . . . . . .    (1,856)   (23,862)
                                                              ---------  ---------

Cash flows from investing activities:
-------------------------------------
 Expenditures for property acquisitions and improvements . . .    (440)    (2,686)
 Proceeds from sales of properties. . . . . . . . . . . . . .    7,881      4,901
 Increase in notes receivable from related parties . . . . . .       -        (83)
 Payments from notes receivable from related parties . . . . .     (15)        89
 Decrease (increase) in notes receivable . . . . . . . . . . .     661       (795)
                                                              ---------  ---------

         Net cash provided by investing activities. . . . . .    8,087      1,426
                                                              ---------  ---------

Cash flows from financing activities:
-------------------------------------
 Proceeds from issuance of notes payable. . . . . . . . . . .   32,064     95,997
 Payments on notes payable and capital lease obligations. . .  (44,042)   (68,989)
 Decrease (increase) in notes payable to related parties. . .     (319)      (354)
                                                              ---------  ---------

         Net cash provided by financing activities. . . . . .  (12,297)    26,654
                                                              ---------  ---------

         Net increase (decrease) in cash and cash equivalents   (6,066)     4,218
 Cash and cash equivalents:
   Beginning of period. . . . . . . . . . . . . . . . . . . .    6,268      1,331
                                                              ---------  ---------

   End of period. . . . . . . . . . . . . . . . . . . . . . . $    202   $  5,549
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

                          SAXTON INCORPORATED AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                     (in thousands)
                                       (unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        -----------------
                                                                          2000     1999
                                                                         -------  -------
Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the period for interest, net of amounts capitalized  $ 3,319  $5,211
                                                                         =======  ======

   Cash paid during the period for income taxes . . . . . . . . . . . .  $     -  $  509
                                                                         =======  ======

Non-cash financing and investing activities:
--------------------------------------------
   Common stock issued to Volunteers of America (VOA) in
     connection with a purchase agreement . . . . . . . . . . . . . . .  $ 1,028  $    -
                                                                         =======  ======

   Capital lease obligation recorded in connection with equipment
     acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -  $  144
                                                                         =======  ======

   Extinguishment of troubled debt. . . . . . . . . . . . . . . . . . .  $36,159  $    -
                                                                         =======  ======


     See accompanying notes to condensed consolidated financial statements.

                      SAXTON INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE  1.  DESCRIPTION  OF  SAXTON  INCORPORATED

     Saxton Incorporated ("Saxton" or the "Company") is a diversified real estate company, specializing principally in the affordable homebuilding industry, operating in the Las Vegas, Phoenix, Salt Lake City and Reno markets. The Company's business is comprised of four components: (i) the design, development, construction and sale of single-family homes; (ii) the performance of design-build services for third-party clients ("design-build services"), including tax credit partnerships; (iii) the design, development and construction of income producing portfolio properties; and (iv) property operations and management. The properties consist of office and industrial buildings, retail centers, apartments, single-family homes and land in various phases of development. The Company also has non-controlling interests in joint ventures that are engaged in the acquisition, development, ownership and operation of real property.

     In 1995, management recognized the need for affordable housing in the Las Vegas market and began to develop value-priced single-family detached homes. The Company opened its first single-family home development in April 1996. The Company had 11 residential community developments in process, in three states, as of September 30, 2000.

     The Company's portfolio of 7 income producing properties at September 30, 2000 included approximately 258,449 square feet of office, retail and industrial facilities. Management monitors the market for the Company's properties on an ongoing basis to take advantage of opportunities for strategic sales of its holdings when conditions are favorable.

WORKOUT  PLAN

     The Company experienced a slow down of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first half of 2000, primarily due to cash flow problems and over expansion. At September 30, 2000, construction had resumed on all development projects in Nevada and one single-family subdivision in Utah. The Company is currently attempting to reach agreements with its Utah creditors and subcontractors on the two remaining Utah single-family subdivisions.

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

     Although the Company hopes that the Workout Plan will allow the Company to avoid filing, or being forced into bankruptcy, there can be no assurances that the Workout Plan will be approved by the Company's creditors and subcontractors or, that if approved, the Company will be able to successfully take the steps necessary under the Workout Plan to avoid filing, or being forced into, bankruptcy.

     Cash Flow Funds Controls. The Company has finalized details of various loan terms with its creditors and subcontractors in Nevada allowing certain controls on its use of cash, including a voucher control system with Nevada Construction Services to coordinate payments to lenders and subcontractors. The Company has also reached agreements with its Nevada subcontractors to accept a pro rata share of proceeds from the sales of future units through escrow disbursements, after the primary lenders have been paid, until the subcontractors' obligations are satisfied. These payments are being made through escrow to insure payment is made timely and accurately to the lenders and subcontractors. The Company has also agreed to weekly monitoring of the Company's progress to insure adherence to the Workout Plan.

     Retirement of Debt and Sale of Properties. An agreement was reached on May 12, 2000 with a group of the Company's various individual debt holders ("Debt Holder"), which allowed the Company to dispose of certain of its assets so as to improve its balance sheet and its cash flow. As a result of this transaction, the Company recognized an extraordinary gain on extinguishment of troubled debt of $22.9 million in the second quarter of 2000. Although some of the Debt Holder's obligations were unsecured, much of the debt was secured. Hence, this transaction has freed up equity for the purposes of generating cash either through loans or sales to meet the existing cash flow shortages. In addition to the aforementioned transaction, through September 30, 2000 the Company has sold three operating properties and two parcels of land held for development in order to generate operating cashflow and relieve debt.

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

NOTE  2.  DISPOSITION  OF  ASSETS

     On August 3, 2000, the Company sold all of the assets of its wholly owned subsidiary, HomeBanc Mortgage Corporation ("HomeBanc") to Affordable Housing Acceptance LLC, dba The Platinum Investment Group for $12,000 in cash. With the sale of the assets of HomeBanc, the Company will be discontinuing its line of business as a real estate mortgage broker in the fourth quarter of 2000.

NOTE  3.  BASIS  OF  PRESENTATION

     The accompanying condensed consolidated unaudited interim financial statements have been prepared on a going concern basis. The Company experienced a slowdown of construction in the fourth quarter of 1999 and a halt of construction in Nevada and Utah in the first half of 2000, primarily due to a shortage of available cash flow.

     The accompanying condensed consolidated unaudited interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for the nine months ended September 30, 2000 and 1999. These condensed consolidated unaudited interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 1999, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. Certain reclassifications have been made to conform prior periods with the current period presentation.

Recent  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Management has evaluated this guidance and does not expect SFAS 133 to have a material impact on the consolidated financial statements of the Company.

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

NOTE  4.  REAL  ESTATE  OPERATING  PROPERTIES

     Real  estate operating properties are summarized as follows (in thousands):

                                           SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                          --------------------  -------------------
Cost:
 Buildings . . . . . . . . . . . . . . .  $            22,678   $           24,384
 Tenant improvements . . . . . . . . . .                4,390                  730
 Land. . . . . . . . . . . . . . . . . .                6,763                6,687
                                          --------------------  -------------------
Real estate operating properties at cost               33,831               31,801

Less accumulated depreciation and
 amortization. . . . . . . . . . . . . .               (3,562)              (3,586)
                                          --------------------  -------------------

Real estate operating properties, net . . $            30,269   $           28,215
                                          ====================  ===================

     Depreciation expense relating to real estate operating properties for the three months ended September 30, 2000 and 1999 was $0 and $193,000, respectively. Depreciation expense relating to real estate operating properties for the nine months ended September 30, 2000 and 1999 was $0 and $539,000, respectively. Depreciation on operating properties was discontinued during the first quarter of 2000 as all operating properties were held for sale.

NOTE  5.  CONSTRUCTION  CONTRACTS

     Construction contracts receivable of $430,000 and $2.5 million at September 30, 2000 and December 31, 1999, respectively, include amounts retained pending contract completion aggregating approximately $146,000 at September 30, 2000 and December 31, 1999. Based on anticipated completion dates, these retentions are expected to be collected within the next twelve months.

     Accounts payable and accrued expenses of $24.4 million and $27.6 million at September 30, 2000 and December 31, 1999, respectively, include amounts retained pending subcontract completion, aggregating approximately $2.1 million at September 30, 2000 and $3.5 million at December 31, 1999.

     Costs and estimated earnings in excess of billings, net, on uncompleted contracts, are summarized as follows (in thousands):

                                           SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                          --------------------  -------------------
Costs incurred to date . . . . . . . . .  $           112,600   $          110,418
Estimated earnings to date . . . . . . .               31,855               34,902
                                          --------------------  -------------------
                                                      144,455              145,320
Less billings to date. . . . . . . . . .             (144,275)            (144,780)
                                          --------------------  -------------------

Cost and estimated earnings in excess of
  billings, net. . . . . . . . . . . . .  $               180   $              540
                                          ====================  ===================

     Costs and estimated earnings in excess of billings, net, are shown on the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

                                            SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                           --------------------  -------------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts . . .  $             1,315   $              760
Billings in excess of costs and estimated
  earnings on uncompleted contracts . . .               (1,135)                (220)
                                           --------------------  -------------------

Costs and estimated earnings in excess of
  billings, net . . . . . . . . . . . . .  $               180   $              540
                                           ====================  ===================

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents construction revenue recognized in excess of amounts billed in the respective construction contracts. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents amounts billed in excess of revenue recognized on the respective construction contracts.

NOTE  6.  IMPAIRMENT  OF  HOMES  UNDER  DEVELOPMENT

     Due to the Company's credit problems and non-payment issues, the Company has been unable to utilize some of the subcontracting workforce it previously used. Therefore, the Company's costs have been significantly higher than expected. This resulted in an estimated accrual for future losses on a single-family subdivision of $966,000 in the third quarter of 2000.

NOTE  7.  PREPAID  EXPENSES  AND  OTHER  ASSETS

     Prepaid  expenses and other assets consist of the following (in thousands):

                                                        SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                        -------------------  ------------------
Rental and other accounts receivable . . . . . . . . .  $               792  $            2,036
Development costs. . . . . . . . . . . . . . . . . . .                  238                 151
Furniture and equipment, net . . . . . . . . . . . . .                  774               1,368
Option and escrow deposits and impounds. . . . . . . .                  765               1,319
Other assets, primarily prepaid expenses and loan fees                  897               1,397
                                                        -------------------  ------------------

                                                        $             3,466  $            6,271
                                                        ===================  ==================

NOTE  8.  NOTES  PAYABLE

Notes  payable  consist  of  the  following  (in  thousands):

                                                     OUTSTANDING BALANCE AT        INTEREST         MATURITY
                                                  -----------------------------    RATES AT         DATES AT
                                                  SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,    SEPTEMBER 30,     APPROX.
                                                  --------------  -------------  --------------  ----------------   MONTHLY
                                                       2000           1999           2000             2000          PAYMENTS
                                                  --------------  -------------  --------------  ----------------  ---------
Notes payable to various financial institutions,
 collateralized by first trust deeds on real
 property with a carrying value of $105                                                          February 2007 -
 million at September 30, 2000 . . . . . . . . .  $       70,426  $      84,722    7.9% - 15.3%  November 2027     $     546

Notes payable to various financial institutions,
 collateralized by second deeds of trust on                                                      September 2000 -
 real property . . . . . . . . . . . . . . . . .           3,212              -          15.25%  December 2000            21

Notes payable to various financial institutions,
 unsecured . . . . . . . . . . . . . . . . . . .               -          2,108                                            -

Notes payable to various financial institutions,
 collateralized by other assets.  Includes
 $521,000 collateralized by Common Stock
 personally owned by the Company's
 President and principal stockholder, James
 C. Saxton, and includes $181,000 payable
 at September 30, 2000 to VOA to acquire                                                         March 2000 -
 interest in VOA's tax credit partnerships . . .             702          3,146    9.0% - 12.0%  January 2002              4
                                                  --------------  -------------

   Subtotal of various financial
    institutions                                          74,340         89,976
                                                  --------------  -------------

Notes payable to various individuals, secured
 by first trust deeds on real property                         -         14,132                                            -

Notes payable to various individuals,
 unsecured                                                     -          6,355                                            -

Notes payable to various individuals,
 collateralized by other assets, including
 $1.9 million collateralized by Common
 Stock personally owned by the Company's
 President and principal stockholder, James
 C. Saxton.  Also includes $5.2 million
 collateralized by second deeds of trust on
 commercial properties owned by the
 Company                                                       -          7,300                                            -
                                                  --------------  -------------

   Subtotal of notes payable to
    various individuals                                        -         27,787
                                                  --------------  -------------

   Total . . . . . . . . . . . . . . . . . . . .  $       74,340  $     117,763
                                                  ==============  =============

     The Company had 3 properties in foreclosure as of November 14, 2000. Forbearance agreements have been reached on each of these properties and there are no scheduled trustee sales at this time. The Company is attempting to prevent foreclosure sales by completing pending property sales and other sales, which could provide sufficient cash flow to payoff the related debt. There can be no assurance that the Company will be successful in preventing the foreclosure sales of these properties.

The properties in foreclosure as of November 14, 2000 and their related debt outstanding at September 30, 2000 are as follows:

                      COLLATERAL                AMOUNT              FORECLOSURE
                    CARRYING VALUE           OUTSTANDING        AND/OR EXPIRATION OF
PROPERTY        AT SEPTEMBER 30, 2000   AT SEPTEMBER 30, 2000     FORBEARANCE DATE
--------------  ----------------------  ----------------------  --------------------

Sahara Vista B  $            6,612,000  $            3,732,000  N/A
Regency Plaza.               2,732,000               1,459,000  N/A
Sahara Vista A               4,809,000               3,901,000  N/A
                ----------------------  ----------------------

  Total. . . .  $           14,153,000  $            9,092,000
                ======================  ======================

     For the remaining notes payable with maturity dates in 2000, management is negotiating refinancing alternatives with the applicable lenders.

     On July 30, 1997, the Company entered into a $5,000,000 revolving line of credit agreement with a financial institution. Loans under the agreement bear monthly interest at 1.5% above the prime rate as defined in the agreement (8.50% at December 31, 1999 and 9.50% at September 30, 2000), and require the Company to pay a loan fee of 0.25% for each disbursement. Loans under the agreement are available only for the acquisition of land and are secured by first trust deeds on certain real property. As of September 30, 2000, the Company had outstanding indebtedness of $5.0 million maturing on May 5, 2001 (included in notes payable to financial institutions). Under the terms of the agreement, the Company is required to meet certain financial covenants.

     On February 9, 1998, the Company entered into a $10,000,000 revolving loan agreement with a financial institution. The line of credit provides for borrowings of up to $1,000,000 for general working capital requirements, $4,000,000 for acquisition and development, including strategic acquisitions and $5,000,000 for land acquisitions. Borrowings under the line of credit are secured by the pledge of certain Company receivables and any land acquired with borrowings under the line of credit and bears interest at one percent over the lender's prime rate. The agreement is also subject to certain financial covenants and restrictions. The revolving working capital line for $1,000,000 was payable on November 30, 1999, the maturity date, and the remainder is payable one year and one day following each advance. The due dates range from December 1, 2000 to September 14, 2001. As of December 31, 1999 and September 30, 2000, the Company had outstanding indebtedness of $5,000,000 (included in notes payable to financial institutions). At September 30, 2000, the Company was in default on this line of credit.

     The approximate principal maturities of notes payable outstanding as of September 30, 2000 are as follows (in thousands):

               Year ending December 31,
                2000. . . . . . . . . .  $31,707
                2001. . . . . . . . . .   26,404
                2002. . . . . . . . . .    1,692
                2003. . . . . . . . . .        -
                2004. . . . . . . . . .        -
                Thereafter. . . . . . .   14,537
                                         -------

                                         $74,340
                                         =======

     Interest costs incurred, expensed and capitalized were as follows (in thousands):

                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,
                                        --------------  --------------
                                         2000    1999    2000    1999
                                        ------  ------  ------  ------
Interest incurred:
 Residential . . . . . . . . . . . . .  $1,627  $2,071  $6,788  $6,521
 Commercial. . . . . . . . . . . . . .     469     554   1,587   1,764
                                        ------  ------  ------  ------
   Total incurred. . . . . . . . . . .  $2,096  $2,625  $8,375  $8,285
                                        ======  ======  ======  ======

Interest expensed:
 Residential . . . . . . . . . . . . .  $1,627  $1,070  $3,714  $3,728
 Commercial. . . . . . . . . . . . . .     469     477   1,587   1,503
                                        ------  ------  ------  ------
   Total expensed. . . . . . . . . . .  $2,096  $1,547  $5,301  $5,231
                                        ======  ======  ======  ======

Interest capitalized during period:
 Residential . . . . . . . . . . . . .  $    -  $1,001  $3,074  $2,793
 Commercial. . . . . . . . . . . . . .       -      77       -     261
                                        ------  ------  ------  ------
   Total interest capitalized. . . . .  $    -  $1,078  $3,074  $3,054
                                        ======  ======  ======  ======

NOTE  9.  NOTES  PAYABLE TO RELATED PARTIES AND OTHER RELATED PARTY TRANSACTIONS

     Notes payable to related parties are unsecured notes payable to certain Stockholders, Officers and Directors of the Company for development purposes. Interest only payments are due monthly at rates ranging from 12.0% to 19.0%, with all amounts due at various dates in 2000. During the first quarter of 1999, the Company borrowed $724,000 and $300,000 from the Company's President and principal stockholder, James C. Saxton. The notes matured on February 1, 2000 and bear interest at 19.0% and 18.0% per annum, respectively. At September 30, 2000, the outstanding balances were $724,000 and $300,000, respectively and these loans were in default.

     On November 15, 1999, (the first anniversary of the closing of the Diamond Key acquisition), in connection with the purchase of Diamond Key, the Company issued 146,391 shares of the Company's Common Stock to Larison P. Clark. The Company was also obligated to pay Mr. Clark $1.0 million in cash on November 15, 1999. The Company paid Mr. Clark $300,000 through December 31, 1999. The remainder was recorded as a note payable for $700,000 with an interest rate of 18.0% per annum, due on May 3, 2000, of which $225,000 was paid in the first quarter of 2000. In the third quarter of 2000, in connection with a court order, the note payable to Larison P. Clark increased by $139,000 for accrued interest, legal fees, late fees and penalties. The outstanding balance at September 30, 2000 was $614,000. A forbearance agreement was reached on November 2, 2000, in regards to the repayment of this note payable. This agreement is based on the sale of certain properties currently held for sale.

     During the second quarter of 1999, the Company's Executive Vice President, Michele Saxton Pori, pledged 530,000 shares of Common Stock, or 6.9% of the Company's outstanding shares as of December 31, 1999, as collateral for a $1.2 million personal loan. Ms. Pori reloaned the proceeds to the Company. The note payable bears interest at 12.0% per annum and matured on February 3, 2000. The outstanding balance at September 30, 2000 was $591,000. At September 30, 2000, this loan was in default. The Company understands that Ms. Pori intends to repay, in full, the loan from the lender upon repayment of the loan she has made to the Company.

     During the fourth quarter of 1998, the Company's President and principal stockholder, James C. Saxton, pledged 3,471,590 shares of common stock, or approximately 44.1% of the Company's outstanding shares at December 31, 1999, as collateral for two personal loans to Mr. Saxton and three loans to the Company. Mr. Saxton reloaned the proceeds from the two personal loans to the Company for use in connection with the acquisition of Diamond Key. The two notes payable to Mr. Saxton, aggregating $7.6 million, bear interest at 12.0% per annum and matured on February 1, 2000. The outstanding balance at September 30, 2000 was $5.4 million. As of September 30, 2000, these loans were in default. The Company understands that Mr. Saxton intends to repay, in full, the loans from the two lenders upon repayment of the loans he has made to the Company.

NOTE  10.  EARNINGS  PER  COMMON  SHARE

     As required by SFAS No. 128, "Earnings per Share," ("EPS"), the following unaudited tables reconcile net income applicable to common stockholders, basic and diluted shares and EPS for the following periods (in thousands, except share and per share amounts):

                                       THREE MONTHS ENDED              THREE MONTHS ENDED
                                       SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                --------------------------------  ------------------------------
                                                      PER-SHARE                       PER-SHARE
                                   LOSS    SHARES      AMOUNT     INCOME    SHARES      AMOUNT
                                --------  ---------  -----------  -------  ---------  ----------
Income (loss) before
 extraordinary gain. . . . . .  $(6,415)                          $   547

Basic EPS
---------
Income (loss) before
 extraordinary gain. . . . . .   (6,415)  8,336,455  $    (0.77)      547  7,732,922  $     0.07
                                --------  ---------  -----------  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -           -                     -        167
                                --------  ---------               -------  ---------

Diluted EPS
-----------
Income (loss) before
 extraordinary gain
                                $(6,415)  8,336,455  $    (0.77)  $   547  7,733,089  $     0.07
                                ========  =========  ===========  =======  =========  ==========


                                      NINE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                ---------------------------------  ------------------------------
                                                       PER-SHARE                       PER-SHARE
                                   LOSS     SHARES      AMOUNT     INCOME    SHARES      AMOUNT
                                ---------  ---------  -----------  -------  ---------  ----------
Income (loss) before
 extraordinary gain. . . . . .  $(15,655)                          $ 2,495

Basic EPS
---------
Income (loss) before
 extraordinary gain . . . . . .  (15,655)  8,214,622  $    (1.91)    2,495  7,732,922  $     0.32
                                ---------  ---------  -----------  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . . .       -           -                     -      1,125
                                ---------  ---------               -------  ---------

Diluted EPS
-----------
Income (loss) before
 extraordinary gain. . . . . .  $(15,655)  8,214,662  $    (1.91)  $ 2,495  7,734,047  $     0.32
                                =========  =========  ===========  =======  =========  ==========


                                     THREE MONTHS ENDED              THREE MONTHS ENDED
                                     SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                ------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Extraordinary gain on
 troubled debt restructuring .  $     -                         $     -

Basic EPS
---------
Extraordinary gain on
 troubled debt restructuring. .       -  8,336,455           -        -  7,732,922  $        -
                                -------  ---------  ----------  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -           -                   -        167
                                -------  ----------             -------  ---------

Diluted EPS
-----------
Extraordinary gain on
 troubled debt restructuring .  $     -  8,336,455  $        -  $     -  7,733,089  $        -
                                =======  =========  ==========  =======  =========  ==========

                                      NINE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                                ------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Extraordinary gain on
 troubled debt restructuring .  $18,044                         $     -

Basic EPS
---------
Extraordinary gain on
 troubled debt restructuring .   18,044  8,214,662  $     2.20        -  7,732,922  $        -
                                -------  ---------  ----------  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,125
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Extraordinary gain on
 troubled debt restructuring .  $18,044  8,214,662  $     2.20  $     -  7,734,047  $        -
                                =======  =========  ==========  =======  =========  ==========


                                      THREE MONTHS ENDED              THREE MONTHS ENDED
                                      SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                --------------------------------  ------------------------------
                                                      PER-SHARE                       PER-SHARE
                                   LOSS    SHARES      AMOUNT     INCOME    SHARES      AMOUNT
                                --------  ---------  -----------  -------  ---------  ----------
Net income (loss). . . . . . .  $(6,415)                          $   547

Basic EPS
---------
Income (loss) applicable to
  Common stockholders. . . . .   (6,415)  8,336,455  $    (0.77)      547  7,732,922  $     0.07
                                --------  ---------  ===========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -           -                     -        167
                                --------  ---------               -------  ---------

Diluted EPS
-----------
Income (loss) applicable to
  Common stockholders
  and assumed conversions. . .  $(6,415)  8,336,455  $    (0.77)  $   547  7,733,089  $     0.07
                                ========  =========  ===========  =======  =========  ==========


                                     NINE MONTHS ENDED               NINE MONTHS ENDED
                                     SEPTEMBER 30, 2000              SEPTEMBER 30, 1999
                                ------------------------------  ------------------------------
                                                    PER-SHARE                       PER-SHARE
                                INCOME    SHARES      AMOUNT    INCOME    SHARES      AMOUNT
                                -------  ---------  ----------  -------  ---------  ----------
Net income . . . . . . . . . .  $ 2,389                         $ 2,495

Basic EPS
---------
Income applicable to
  Common stockholders. . . . .    2,389  8,214,662  $     0.29    2,495  7,732,922  $     0.32
                                -------  ---------  ==========  -------  ---------  ==========

Effect of dilutive securities:
Stock options. . . . . . . . .        -          -                    -      1,125
                                -------  ---------              -------  ---------

Diluted EPS
-----------
Income applicable to
  Common stockholders
  and assumed conversions. . .  $ 2,389  8,214,662  $     0.29  $ 2,495  7,734,047  $     0.32
                                =======  =========  ==========  =======  =========  ==========

     The Company had options outstanding to purchase Common Stock that were excluded from the computation of Diluted EPS since their exercise price was greater than the average market price. The antidilutive options outstanding for September 30, 2000 and 1999 were 137,650 and 415,800, respectively.

NOTE  11.  MANAGEMENT  STOCK  OPTION  PLAN

     On June 30, 1997, the Company adopted a Management Stock Option Incentive Plan (the "Option Plan") which provides for the grant of options to employees to purchase Common Stock up to a maximum of 500,000 shares. Stock options which terminate without having been exercised, shares forfeited or shares surrendered will again be available for distribution in connection with future awards under the Option Plan. On December 7, 1998, the Company's Board of Directors approved an increase from 500,000 to 750,000 in the number of shares subject to stock options under the Option Plan. The increase was approved by the stockholders at the annual meeting of stockholders in June 1999. As of September 30, 2000, the Company had 137,650 stock options outstanding to certain officers and employees of the Company pursuant to the Option Plan. These options will vest in equal annual installments over five years commencing one year from the award date and will expire between June 30, 2007 and September 30, 2009. Stock options granted on June 30, 1997 were issued at an exercise price equal to the initial public offering price of $8.25 per share. Stock options granted after June 30, 1997 were granted at the closing stock price on the grant date as reported on the Nasdaq Stock Market. On January 2, 1998, the Company gave employees the opportunity to reprice their stock options. The repricing involved changing their stock price from $8.25 per share to $6.875 per share (the closing stock price on January 2, 1998) and changing their grant date from June 30, 1997 to January 2, 1998. Employees holding 148,300 stock options elected to reprice on January 2, 1998. As of September 30, 2000, stock options had been granted under the Option Plan with exercise prices ranging from $1.125 per share to $8.25 per share.

NOTE  12.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company and its two principal stockholders are guarantors on construction loans relating to Tax Credit Partnerships. Total construction loans payable for these Tax Credit Partnerships were approximately $35.0 million and $29.9 million at September 30, 2000 and December 31, 1999, respectively.

NOTE  13.  INFORMATION  REGARDING  BUSINESS  SEGMENTS

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by certain lines of business components. The Company's four reportable operating segments are: Homebuilding, Design-Build Services, Sales of Property and Property Operations and Management. Retail operations and corporate activities are included in the "Other" column. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on revenues and gross profit. There are no material intersegment revenues. The tables below present information about the Company's operating segments for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands):

                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                        -------------------------------------------------------------------------------
                                                                       PROPERTY
                        DESIGN-BUILD                    SALES OF    OPERATIONS AND
                          SERVICES      HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER     TOTAL
                        -------------  --------------  ----------  ----------------  -------  ---------
Revenue. . . . . . . .  $         424  $       4,600   $   2,625   $           984   $  156   $  8,789
Costs. . . . . . . . .            351          4,481       4,160                60        -      9,052
Other Costs. . . . . .              -            966           -                 -        -        966
                        -------------  --------------  ----------  ----------------  -------  ---------
 Gross profit (loss) .  $          73  $        (847)  $  (1,535)  $           924   $  156   $ (1,229)
                        =============  ==============  ==========  ================  =======  =========

Depreciation and
 amortization expense.  $           -  $           -   $       -   $             -   $  519   $    519

Interest expense . . .  $           -  $      (1,343)  $       -   $          (539)  $ (219)  $ (2,101)
Interest income. . . .  $           -  $           -   $       -   $             -   $    5   $      5

Total assets . . . . .  $       9,383  $      64,128   $       -   $        44,869   $4,804   $123,184

                                           THREE MONTHS ENDED SEPTEMBER 30, 1999
                        -----------------------------------------------------------------------------
                                                                     PROPERTY
                        DESIGN-BUILD                  SALES OF    OPERATIONS AND
                          SERVICES     HOMEBUILDING   PROPERTY      MANAGEMENT      OTHER     TOTAL
                       --------------  -------------  ---------  ----------------  -------  ---------
Revenue . . . . . . .  $       4,989   $      29,013  $   3,214  $           815   $  619   $ 38,650
Costs . . . . . . . .          4,423          25,551      3,156              159        -     33,289
Other Costs . . . . .              -               -          -                -        -          -
                       --------------  -------------  ---------  ----------------  -------  ---------
 Gross profit . . . .  $         566   $       3,462  $      58  $           656   $  619   $  5,361
                       ==============  =============  =========  ================  =======  =========

Depreciation and
 amortization expense  $           -   $         116  $       -  $           181   $  330   $    627

Interest expense. . .  $           -   $           -  $       -  $        (1,536)  $  (11)  $ (1,547)
Interest income . . .  $          (8)  $          20  $       -  $           342   $    -   $    354

Total assets. . . . .  $      48,342   $     100,262  $       -  $        48,100   $7,645   $204,349


                                                NINE MONTHS ENDED SEPTEMBER 30, 2000
                        ---------------------------------------------------------------------------------
                                                                        PROPERTY
                         DESIGN-BUILD                    SALES OF    OPERATIONS AND
                           SERVICES      HOMEBUILDING    PROPERTY      MANAGEMENT      OTHER      TOTAL
                        --------------  --------------  ----------  ----------------  --------  ---------
Revenue. . . . . . . .  $       2,766   $      38,662   $  31,950   $         2,798   $ 1,120   $ 77,296
Costs. . . . . . . . .          3,136          36,776      34,343               813         -     75,068
Other Costs. . . . . .              -             966           -                 -         -        966
                        --------------  --------------  ----------  ----------------  --------  ---------
 Gross profit (loss) .  $        (370)  $         920   $  (2,393)  $         1,985   $ 1,120   $  1,262
                        ==============  ==============  ==========  ================  ========  =========

Depreciation and
 amortization expense.  $           -   $         240   $       -   $           227   $   830   $  1,297

Interest expense . . .  $           -   $      (1,343)  $       -   $        (1,609)  $(2,365)  $ (5,317)
Interest income. . . .  $           -   $           4   $       -   $             -   $    12   $     16

Total assets . . . . .  $       9,383   $      64,128   $       -   $        44,869   $ 4,804   $123,184


                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                        -----------------------------------------------------------------------------
                                                                     PROPERTY
                        DESIGN-BUILD                  SALES OF    OPERATIONS AND
                          SERVICES     HOMEBUILDING   PROPERTY      MANAGEMENT      OTHER     TOTAL
                       --------------  -------------  ---------  ----------------  --------  --------
Revenue . . . . . . .  $      17,156   $      76,115  $   4,901  $         2,669   $1,778   $102,619
Costs . . . . . . . .         14,205          66,713      4,180              682        -     85,780
Other Costs . . . . .              -               -          -                -        -          -
                       --------------  -------------  ---------  ----------------  -------  ---------
 Gross profit . . . .  $       2,951   $       9,402  $     721  $         1,987   $1,778   $ 16,839
                       ==============  =============  =========  ================  =======  =========

Depreciation and
 amortization expense  $           -   $         366  $       -  $           530   $  839   $  1,735

Interest expense. . .  $           -   $           -  $       -  $        (5,193)  $  (38)  $ (5,231)
Interest income . . .  $          (8)  $          20  $       -  $           820   $    -   $    832

Total assets. . . . .  $      48,342   $     100,262  $       -  $        48,100   $7,645   $204,349

     Revenues as a percentage of total revenues generated by geographic location are as follows:

          THREE MONTHS ENDED  NINE MONTHS ENDED
            SEPTEMBER 30,      SEPTEMBER 30,
           --------  -------  -------  -------
            2000     1999     2000     1999
           --------  -------  -------  -------
  Arizona     30.7%    47.5%    41.3%    44.2%
  Nevada.     69.3     49.4     51.2     47.5
  Utah. .      0.0      3.1      7.5      8.3
           --------  -------  -------  -------

    Total    100.0%   100.0%   100.0%   100.0%
           ========  =======  =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Saxton Incorporated (the "Company") appearing elsewhere in this Form 10-Q.

Three months Ended September 30, 2000 Compared to Three months Ended September 30, 1999

     Revenue. Total revenue was $8.8 million for the three months ended September 30, 2000, representing a $29.9 million, or 77.2%, decrease from $38.7 million for the three months ended September 30, 1999. Construction revenue, derived entirely from two multi-family developments, decreased $4.6 million, or 92.0%, due to the projects nearing completion. Sale of homes was $4.6 million at September 30, 2000, compared to $29.0 million at September 30, 1999, a decrease of $24.4 million, or 84.1%, as a result of buyer cancellations caused by a halt in construction in the first half of 2000 due to the Company's weakened cash flow position, and the sale of the Tucson division of Diamond Key Homes which resulted in fewer home closings in Arizona. The Company had 40 single-family home closings for the three months ended September 30, 2000 representing a decrease from 265 closings for the three months ended September 30, 1999. Home closings for the three months ended September 30, 2000 included 26 in Nevada, 0 in Utah and 14 in Arizona. For the three months ended September 30, 1999, home closings included 91 in Nevada, 7 in Utah and 167 in Arizona. Sale of commercial properties was $0 for the three months ended September 30, 2000, compared to $3.2 million for the three months ended September 30, 1999, primarily due to the sale of a large warehouse and the operations of a retail center in the third quarter of 1999 and no sales in the third quarter of 2000. Rental and other revenue decreased to $1.1 million for the three months ended September 30, 2000, or 21.4%, from $1.4 million in the comparable period of 1999, primarily due to the sale of three commercial properties in the first quarter of 2000 and decreased revenues generated by HomeBanc Mortgage, a segment of business that the Company has chosen to discontinue. Additionally, the Company retained the services of outside property management companies to manage the TCP properties and three Homeowners Associations in the fourth quarter of 1999, resulting in a reduction in management fees billed. These amounts were offset in the first nine months of 2000 by increased revenue as a result of higher levels of tenant occupancy.

     Cost of Revenue. Total cost of revenue was $10.0 million for the three months ended September 30, 2000, representing a $23.3 million, or 69.9%, decrease from $33.3 million for the three months ended September 30, 1999. Cost of revenue for the three months ended September 30, 2000, as a percentage of revenue was 114.9%, compared to 86.1% for the three months ended September 30, 1999. In addition, due to the Company's credit problems and non-payment issues, the Company has been unable to utilize some of the subcontracting workforce it previously used. Therefore, the Company's costs have been significantly higher than expected. This resulted in an estimated accrual for future losses on a single-family subdivision of $966,000 in the third quarter of 2000.

     Gross Profit. As a result of the factors noted above, the Company experienced a gross loss on margins compared to positive results in 1999. Gross profit (loss) as a percent of revenue decreased to (14.0)% for the three months ended September 30, 2000 from 13.9% for the comparable period in 1999, primarily due to higher construction costs associated with the Company's credit problems and non-payment issues, along with an impairment on homes under development as a result of these issues. Gross margins on the sales of homes decreased to 2.6% in the three months ended September 30, 2000 compared to 11.9% in the three months ended September 30, 1999, also due to the Company's credit problems and non-payment issues. The Company was unable to utilize some of the subcontracting workforce it previously used. Therefore, new contracts had to be written to complete the work, which resulted in higher costs. Gross margin on construction revenue increased to 17.2% in the three months ended September 30, 2000, compared to 11.3% in the same period of 1999 due to one multi-family development under construction in the same period of 1999 recognizing a lower profit margin.

     General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months ended September 30, 2000, representing a $300,000, or 10.7%, increase from $2.8 million for the three months ended
September 30, 1999, primarily due to a decrease in payroll offset by higher professional fees.

     Depreciation and Amortization. Depreciation and amortization expense was $519,000 for the three months ended September 30, 2000, representing a $108,000, or 17.2%, decrease from $627,000 for the three months ended September 30, 1999, primarily due to the discontinuation of depreciation on operating properties during the first quarter of 2000 as all properties were held for sale.

     Interest Expense, Net. Interest expense, net, was $2.1 million for the three months ended September 30, 2000, representing an $900,000, or 75.0%, increase from $1.2 million for the three months ended September 30, 1999. This was primarily due to less interest capitalized as a result of work slowdowns and reduction in qualifying assets.

     Income (Loss) Before Provision for Income Taxes. As a result of the foregoing factors, loss before provision for income taxes was $(6.9) million for the three months ended September 30, 2000, representing a $7.6 million decrease from income of $723,000 for the three months ended September 30, 1999.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

     Revenue. Total revenue was $77.3 million for the nine months ended September 30, 2000, representing a $25.3 million, or 24.6%, decrease from $102.6 million for the nine months ended September 30, 1999. Construction revenue for the nine months ended September 30, 2000 was $2.8 million, a decrease of $14.4 million, or 83.7%, from $17.2 million during the nine months ended September 30, 1999. This was primarily a result of two multi-family developments in full construction in the first nine months of 1999, and reduced revenue as they neared completion in the comparable period of 2000. The Company has not entered into contracts for construction on any new design-build projects at this time. Sale of homes decreased 49.2%, or $37.4 million, from $76.1 million at September 30, 1999 to $38.7 million at September 30, 2000. The Company had 333 single-family home closings for the nine months ended September 30, 2000 representing a decrease of 51.7%, from the 689 closings for the nine months ended September 30, 1999. Home closings for the nine months ended September 30, 2000 included 54 in Nevada, 4 in Utah and 275 in Arizona. For the nine months ended September 30, 1999, home closings included 245 in Nevada, 30 in Utah and 414 in Arizona. This decrease was primarily a result of buyer cancellations caused by a halt in construction in the first half of 2000 due to the Company's weakened cash flow position, and the sale of the Tucson division of Diamond Key Homes which resulted in fewer home closings in Arizona. Sale of commercial properties was $3.5 million for the nine months ended September 30, 2000 compared to $4.9 million for the nine months ended September 30, 1999. Three commercial operating properties were sold in the first nine months of 2000, while four were sold in the comparable period of 1999. Rental and other revenue decreased to $3.9 million for the nine months ended September 30, 2000, an 11.3% decrease from $4.4 million in the comparable period of the prior year. The decrease was primarily due to the sale of three commercial properties in the first quarter of 2000 and decreased revenues generated by HomeBanc Mortgage, a segment of business that the Company has chosen to discontinue. Additionally, the Company retained the services of outside property management companies to manage the TCP properties and three Homeowners Associations in the fourth quarter of 1999, resulting in a reduction in management fees billed. These amounts were offset in the first nine months of 2000 by increased revenue as a result of higher levels of tenant occupancy.

     Cost of Revenue. Total cost of revenue was $76.0 million for the nine months ended September 30, 2000, representing a $9.8 million, or 11.4%, decrease from $85.8 million for the nine months ended September 30, 1999. Cost of revenue for the nine months ended September 30, 2000, as a percentage of revenue was 98.3% compared to 83.6% for the nine months ended September 30, 1999. In addition, due to the Company's credit problems and non-payment issues, the Company has been unable to utilize some of the subcontracting workforce it previously used. Therefore, the Company's costs have been significantly higher than expected. This resulted in an estimated accrual for future losses on a single-family subdivision of $966,000 in the third quarter of 2000.

     Gross Profit. Gross profit as a percent of revenue decreased to 1.6% for the nine months ended September 30, 2000 from 16.4% for the comparable period in 1999. Gross margins on the sales of homes decreased to 4.9% in the nine months ended September 30, 2000 compared to 12.4% in the nine months ended September 30, 1999, primarily due to higher construction costs associated with the Company's credit problems and non-payment issues. Gross margin on construction revenue decreased to (13.4)% in the nine months ended September 30, 2000, compared to 17.2% in the same period of 1999, also due to the Company's credit problems and non-payment issues. The Company was unable to utilize some of the subcontracting workforce it previously used as a result of credit problems. Therefore, new contracts had to be written to complete the work, which resulted in higher costs. In addition, the interest capitalized to each home increased due to the Company's production of fewer homes to carry the burden. Gross profit margin on commercial properties sold in the nine months ended September 30, 2000 decreased to 11.4% from 14.7% in the nine months ended September 30, 1999, primarily due to the Company's decision to sell its commercial properties at a discount in order to restructure its credit position.

     General and Administrative Expenses. General and administrative expenses were $9.1 million for the nine months ended September 30, 2000, representing a $1.9 million, or 26.3%, increase from $7.2 million for the nine months ended September 30, 1999. This was primarily a result of increased legal, accounting and consulting fees as a result of a cash flow shortage, in addition to fewer job-costed wages resulting from of a halt in construction in Nevada and Utah. General and administrative expense as a percentage of total revenue was 11.7% for the nine months ended September 30, 2000 as compared to 7.0% for the nine months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization expense was $1.3 million for the nine months ended September 30, 2000, representing a $400,000, or 23.5%, decrease from $1.7 million for the nine months ended
September 30, 1999, primarily due to the discontinuation of depreciation on operating properties during the first quarter of 2000 as all properties were held for sale.

     Interest Expense, Net. Interest expense, net, was $5.3 million for the nine months ended September 30, 2000, representing a $900,000, or 20.4%, increase from $4.4 million for the nine months ended September 30, 1999. This was primarily due to less interest capitalized as a result of work slowdowns and a reduction in qualifying assets.

     Income (Loss) Before Provision for Income Taxes. As a result of the foregoing factors, before consideration of extraordinary gain, loss before provision for income taxes was $19.2 million for the nine months ended September 30, 2000, representing a $22.7 million, or 648.5%, decrease from income of $3.5 million for the nine months ended September 30, 1999. Income (loss) before provision for income taxes as a percentage of total revenue was (24.9)% for the nine months ended September 30, 2000 as compared to 3.4% for the nine months ended September 30, 1999.

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

     The Company's claim for a federal income tax refund due to the net operating loss for the taxable years ended December 31, 1998 was processed by the Internal Revenue Service and resulted in a refund of taxes paid in the amount of $3.6 million in the first quarter of 2000. The Company did not incur a tax liability for the year ended December 31, 1999.

     At September 30, 2000, the Tax Credit Partnerships were indebted to the Company in the aggregate amount of approximately $11.1 million, representing developer fees, land, construction costs and the Company's investment in the joint ventures. This amount had been written down from $41.1 million to their fair value of $15.8 million at the end of 1999.

     During the fourth quarter of 1999, the Company began to explore the possibility of selling the Tax Credit Project general partnership interests and receivables to strengthen the Company's cash flow position. As such, the Due from TCP's and the Investments in the TCP Joint Ventures are held for sale at September 30, 2000 and are actively being marketed for sale. Therefore, at September 30, 2000, the amounts are recorded at the lower of cost or fair value, less selling expenses. The Company has obtained a fair market valuation from an independent third party for the general partnership interests and the receivables from the eight TCP properties.

     Until the fourth quarter of 1999, the Company had not attempted to market these general partnership interests and receivables and based on all available information, the Company believed that it would be able to collect the receivable balances plus interest as provided for in the agreements. In addition, management's estimated future cash flows exceeded the gross receivable balance at September 30, 2000.

     The Company has made its capital contributions to the eight Tax Credit Partnerships. The Company is obligated, however, to make operating expense loans, not to exceed an aggregate of $3.4 million, to meet operating deficits, if any, of such Tax Credit Partnerships. The Company does not plan to pursue any new Tax Credit Projects in the foreseeable future.

     As of November 14, 2000, the Company had completed the sale of two commercial properties resulting in cash flow to the Company of approximately $220,000 and debt relief of approximately $2.9 million. Additionally, the Company currently has eight properties in escrow and expects revenue of approximately $30.0 million and debt relief of $28.2 million. Management expects cash flow from these sales of approximately $1.0 million. There can be no assurance however that any of the proposed asset sales will be completed or, that if completed, they would be completed in a timely enough manner for the Company to avoid filing, or being forced into, bankruptcy. Similarly, there can be no assurance the Company's other creditors will forego taking any actions against the Company pending the completion of these transactions and there can be no assurance that, even if the transactions are completed, that the Company will be able to avoid filing, or being forced into, bankruptcy.

BACKLOG

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are typically subject to certain contingencies, such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as backlog. The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. At September 30, 2000 and December 31, 1999, the Company had 120 homes and 356 homes in backlog, respectively, representing aggregate sales values of approximately $14.0 million and $40.1 million, respectively. The decrease in backlog at September 30, 2000 is primarily attributable to cancellations as a result of the construction work slowdown in Nevada and Utah in the fourth quarter of 1999 and halt of construction in the first half of 2000. There can be no assurance that the buyers will remain in place long enough for the Company to close the sales.

     As part of its sales and marketing efforts, the Company builds and maintains model homes in each of its active communities. The Company also builds homes, which are under construction, or completed, for which the Company does not yet have sales contracts ("speculative homes") on a project-by-project basis. It is possible that, in the event of adverse economic or other business conditions affecting home buying activity in the Company's markets, the Company may be required to reduce prices or provide sales incentives to liquidate its inventory of model or speculative homes. It is also possible that the Company could be required to reduce prices or provide sales incentives to sell its model homes at the conclusion of a particular community. Either of these actions, if taken, could have the effect of depressing the Company's gross margin for the relevant periods.

     The Company is also involved in the design-build development of commercial projects. Backlog for such commercial projects are defined as the uncompleted work remaining under a signed fixed-price contract. The Company uses the percentage-of-completion method to account for revenue from its design-build contracts. At December 31, 1999 and September 30, 2000, the Company had backlog under its design-build contracts of approximately $8.1 million. There was no change in design-build backlog due to the decline in construction activity in Nevada in the fourth quarter of 1999 and a halt in construction in the first half of 2000 due to the Company's weakened cash flow position.

RISKS  AND  RELATED  FACTORS

     Variability of Results and Seasonality. The Company historically has experienced, and in the future expects to continue to experience, variability in revenue on a quarterly basis. Factors expected to contribute to this variability include, among others: (i) the timing of home and other property sale closings; (ii) the Company's ability to continue to acquire land and options thereon on acceptable terms; (iii) the timing of the receipt of regulatory approvals for the construction of homes and other development projects; (iv) the condition of the real estate market and the general economic and environmental conditions in the greater Las Vegas, Phoenix, Salt Lake City, and Reno metropolitan areas; (v) the prevailing interest rates and the availability of financing, both for the Company and for the purchasers of the Company's homes and other properties; (vi) the timing of the completion of construction of the Company's homes and other properties; (vii) the cost and availability of materials and labor; and (viii) homebuyers preference to close new home purchases either prior to the start of a new school year, or prior to the end of year holiday season. The Company's historical financial performance is not necessarily a meaningful indicator of future results and, in particular, the Company expects its financial results to vary from project to project and from quarter to quarter.

     Effects of Changing Prices, Inflation and Interest Rates. Although, Management believes that inflation has not had a material impact on the Company's operations, it has recognized substantial increases in development labor and materials due to a cash flow shortage. The Company has been unable to pass these increases on to its construction clients or the purchasers of its properties, therefore recognizing losses. The Company had outstanding approximately $58.1 million of floating rate debt (exclusive of the indebtedness of unconsolidated partnerships of which the Company is a general partner), currently bearing a weighted-average interest rate of 10.1% per annum at September 30, 2000. If the interest rates on the floating rate debt increase in accordance with changes to the indexes upon which the rates are based, debt service obligations of the Company will increase.

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

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES  AND  USE  OF  PROCEEDS

     None.

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Exhibit  27  -  Financial Data Schedule for the quarter ended September 30,
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

SAXTON  INCORPORATED

November  21,  2000          By:  /s/  James  C.  Saxton
                                ------------------------------------------------
                                  James  C.  Saxton
                                  Chairman  of the Board of Directors,
                                  President, Chief Executive Officer, Interim
                                  Chief  Financial  Officer  and  Director
                                  (Principal  Executive  &  Accounting  Officer)

                       INDEX TO EXHIBITS

                                                   SEQUENTIALLY
 EXHIBIT                                             NUMBERED
 NUMBER              DESCRIPTION                       PAGE
--------             -----------                   ------------

 27       Financial Data Schedule for the quarter       28
          ended September 30, 2000